Form 10KSB
period 1995-11-30
SENTEX SENSING TECHNOLOGY INC
filed 1996-02-28
CIK 729599

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1995.
Commission file number: 2-13328

SENTEX SENSING TECHNOLOGY, INC.
(Exact name of registrant as specified in charter)

        NEW JERSEY                                    22-2333899
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation of organization)

         553 BROAD AVENUE
      RIDGEFIELD NEW JERSEY                              07657
(Address of principal executive office)               ( Zip Code)

Registrant's telephone number, including area code: 201-945-3694 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $1,553,851

Aggregate market value of the voting stock held by non-affiliates of the registrant:

       $3,732,876  (based on the average bid and ask price on January  29, 1996, as reported on the NASDAQ Small Cap Market System).



Number of Shares of Common Stock (No  ParValue)  outstanding  as of February 14,
l996,                    67,360,081

Transitional Small Business Disclosure Format (Check One)


Yes    _______                  No   ____X_______



Documents incorporated by Reference:

                None
----------------------------------------------------------------

Item 1.     Business

                          (a)   General Development of Business

                   Sentex Sensing Technology, Inc. (the "Company"), a New Jersey corporation, was formed in November 1980 under the name Sinex Corp., which name was changed in May 1982 to the Company's present name. In 1981, the Company commenced the commercial production of a portable explosives detector of its own design, the T-54, which was sold on a worldwide basis by an unaffiliated third party, pursuant to an exclusive distribution agreement. Since 1984, the Company has marketed this product under the trade name SCANEX JR. and also markets a walk-through, stationary explosives detector, the SCANEX I. Additionally, in 1984, the Company entered the environmental marketplace with both portable and fixed site gas chromatographs which test air, soil, and water for chemicals deemed potentially hazardous.

                   In September 1983, the Company's Common Stock was recapitalized pursuant to a 5,053,100 to 1 stock split. In April 1984, the Company sold, in a public offering, 12,500,000 units, each unit consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock.

                    On May 31, 1991, the Company formed two wholly owned subsidiaries, Sentex Systems Inc. and Sentex Acquisition Corp. both incorporated in the State of Delaware, to bifurcate the operations of the Company. Sentex Systems Inc. continued the Company's gas chromatography operations and Sentex
Acquisition Corp. pursued new investment opportunities. On November 30, 1992, Sentex Systems, Inc. was merged back into Sentex Sensing Technology, Inc. but was reincorporated, in the State of Delaware, on August 30, 1994. Hereinafter the "Company" shall refer to Sentex Sensing Technology, Inc. and its two wholly owned subsidiaries, Sentex Acquisition Corp and Sentex Systems Inc.


                    On October 18, 1995, certain principal shareholders executed Stock Purchase Agreements with CPS Capital, Ltd., an Ohio limited liability company ("CPS"). Upon consummation of the transaction, CPS will acquire a total of 17,606,461 shares common stock of the Company, constituting approximately 26.1% of the issued and outstanding shares of common stock ("CPS Transaction"). In addition, upon consummation of the CPS Transaction, CPS will be granted, by such principal shareholders, voting control of an additional 9,389,204 shares of the Company's common stock, or approximately 14% of the issued and outstanding shares of common stock. In connection with the proposed stock purchase, four of the five current members of the Company's Board of Directors will resign to be replaced by four designees of CPS. ( See Item 9, Part III Directors...) . The consummation of the CPS Transaction is subject to certain closing conditions which, as of January 29, 1996, had not yet been satisfied.

            (b)   Narrative Description of Business

            The Company is engaged in the business of developing, manufacturing and selling automated devices designed to identify and measure the concentrations of certain chemicals. The Company sells a portable and walk-through explosives detector, two portable air analyzers, a portable and fixed-site water monitoring system and a sensor which measures the total organic content of air. The Company, also, provides technical assistence and service to its customers and, on occasion, performs research and development, on a contractual basis, to develop instrumentation designed to fufill customer-specific analytical requirements. All of the Company's products employ gas chromotography as the method of analysis.

The Company also intends to develop, acquire or merge with other businesses which may be unrelated to its present activities and is presently investigating such opportunities. As of February 14, 1996, the Company has not entered into a firm commitment to enter such transaction.


Gas Chromatography

            Gas chromatography is a well-established technique, first developed over 30 years ago, to identify and determine the concentrations of different chemicals in a given sample. The principle of gas chromatography is based on the fact that different chemicals will pass along a liquid surface at different rates because of the different chemical and physical interactions between each chemical and the liquid. Gas chromatographs function by passing air or liquid samples through tubes, called "chromatographic columns", which contain liquid coated particles. Given certain constant conditions, every chemical has a specific traveling time known as its "Retention Time", as it passes through a chromatographic column. Since Retention Time is specific to each chemical, comparison of the Retention Time of an unknown chemical with the Retention Time of a known chemical permits identification of the unknown chemical. The concentration of the chemical is measured by comparing the intensity of the electronic signal obtained from its detection at its given Retention Time with the intensity of the signal from a known concentration previously tested. A unique feature of the Company's products is its method of preconcentrating and introducing the testing sample to the chromatographic column. This feature heightens the sensitivity of the Company's products allowing them to detect minute quantites of potentially hazardous chemicals.


Existing Products

            The Company is currently marketing six products: the SCANEX JR. and the SCANEX I explosives detectors, the SCENTOSCREEN, and the SCENTOGRAPH PLUS II Portable Gas Chromatographs, the AQUASCAN, a portable and fixed site water monitoring system used to test continuous water streams for toxic substances and the SCENTOSCAN, a multipoint air analyzer. The SCENTOGUN, a total organic analyzer developed in 1993, is marketed on a limited basis due to sharply decreased market demand.

SCANEX JR. The SCANEX JR. is a portable, brief-case sized detector, which samples air to detect the presence of the most commonly used explosives. The SCANEX JR., however, may be unable to detect non-conventional explosives and may not be effective where explosives are concealed in tightly sealed containers which prevent the escape of air.

SCANEX I. The Company also produces a walk-through explosives detector called the SCANEX I. The SCANEX I screens persons suspected of carrying explosive substances by sampling the air surrounding the person, in order to analyze for explosive materials . It is subject, also, to the above described limitations.

SCENTOSCREEN. The SCENTOSCREEN is a self-contained, portable gas chromatograph designed specifically as a comprehensive screening tool for determination of hazardous chemicals. It is completely automatic and detects individual volitle compounds in air, water and soil.

SCENTOGRAPH PLUS II . The SCENTOGRAPH PLUS II is a battery-operated portable gas chromatograph designed to perform a complete labatory analysis, on site. Powered by a detachable, lap-top computer, the SCENTOGRAPH PLUS II stores all data on a disk and is capable of operating remotely with little, or no, user interface.

AQUASCAN The AQUASCAN is a portable or stationary water monitoring system that can detect volatile organic compounds to sub ppb levels. Totally computerized, the system can automatically analyze a water sample from multiple sources and can interface with a variety of water treatment and remediation systems.

SCENTOSCAN. The SCENTOSCAN is a stationary analyzer intended to monitor volitle compounds in air from up to 32 remote locations. It is fully automatic and controlled by a desk-top portable computer. This product has been, recently, redesigned to provide rack mounted operation, multiple computer interfaces, and customer-selected alarm levels.

Products Under Development

The Company has developed, for an unaffiliated third party, a battery-operated analyzer to be used to detect underground leaks. Two prototype systems have been developed and the Company expects completion of the contract in March, 1996.

                  The Company is developing a portable gas chromatograph which will be incorporated into a portable mass spectrometer currently under develpment by an unaffiliated third party. A protype instrument is scheduled for completion in May, 1995.

Research and Development Programs

            The Company was engaged in 1981 by an unrelated limited partnership to conduct a multi-year program for the development of detection instruments employing gas chromatography. On December 30, 1981, the Company entered into a Research and Development Agreement (the "Research Agreement") and a Technology Transfer Agreement, amended September 22, 1983, (the "Transfer Agreement") with an unaffiliated limited partnership, Sentex Associates Limited

Partnership ("SALP"). Neither SALP nor its general partner, Research Management, Inc., a Delaware corporation, is affiliated with the Company.

            Pursuant to the Research Agreement, SALP engaged the Company to conduct a research program to develop a portable toxic vapor detector, the SCENTOR. The development was completed and, in 1985, the Company excercised its option to obtain world-wide marketing and distribution rights to this product. Pursuant to the Transfer Agreement the Company was obligated to pay royalties to SALP equal to 4.76% of the "Product Gross Income" as defined in the Transfer Agreement. In March, 1989 the Company ceased production and marketing of the SCENTOR due to decreasing market demand. See Part I, Item 3 of this Annual Report on Form 10-KSB.

         On August 30, 1994 the Company was engaged by an unaffiliated, non-profit corporation which sponsors research and development projects in energy production and utilization ("Contractor" ) to design and develop several prototype systems to be used in the detection and measurement of gaseous leaks (the " Contract") . The prototypes deliverable under the Contract are based upon the SCENTOGRAPH PLUS II, portable gas chromatograph and certain design critera provided by the Contractor. The Contract provides for a term not to exceed one year and and a fixed contract price to the Company of $185,500, payable in installments during the contract period. The Contract further provides that the Contractor may terminate the Contract, upon thirty days written notice, upon payment to the Company for all costs and noncancellable commitments, if any, incurred prior to the date of termination. Upon completion of the Contract the Contractor shall own all rights in and to the new items developed pursuant to the Contract although the Company shall retain the rights to the SCENTOGRAPH PLUS II or other previously-owned technology , if any, utilized pursuant to the Contract.

    The Company expensed $316,643 and $252,051 for research and development for the fiscal years ending 1995 and 1994, respectively. During fiscal 1995, $118,196 of the research and development costs were expensed in completion of the Contract. The balance, $198,447, was not passed to to the Company's customers and related to the improvement of existing products, in particular, the AQUASCAN and the SCENTOSCAN, and the development of a new product. During fiscal 1994, $33,104 of the research and development costs were expensed in completion of the Contract; the balance thereof was not passed onto the Company's customers.

Marketing, Distribution and Sales

     The SCANEX JR. is presently sold directly by the Company's employees and through unaffiliated and non-exclusive representatives. The list price of the SCANEX JR. is $10,400. The SCANEX JR. is marketed to local and overseas police agencies, governmental security agencies and private security firms. The SCANEX I has been successfully marketed to nuclear power plants and to foreign governments which are concerned about preventing terrorist activities. The suggested list price of the SCANEX I is $26,959.60, with discounts on multiple unit orders. The Company presently markets these products directly, through advertisements, or through non-affiliated, non-exclusive sales representatives, whom receive a 10% commission on any sales generated by their efforts.

     The Company markets its portable and fixed site gas chromatographs, to regulatory and municipal agencies who must comply with established standards for levels of toxic substances, to environmental consulting firms involved in analysis and remediation of hazardous sites and to businesses which must comply with various environmental regulations. The list prices of these products range from $14,980 for a portable battery-operated device to $39,350 for a rack-mounted, plant-wide system. The Company sells these products both directly and through sales representatives who are engaged on an exclusive basis in the United States. Commissions paid to these sales representatives on sales of the various products are 12%-15% of their list prices. The representatives receive commissions for sales made in their territories even if the orders are taken directly by the Company. The Company directly markets these products by placing advertisements in trade publications, participating in trade shows, and holding demonstrations. With respect to direct sales in the territories not covered by representatives the Company does not pay commissions.

    The Company has appointed international representatives in the countries of Germany, England, Canada, Austria, Israel, Switzerland, Poland, Italy, Australia and Korea. International representatives are sold products with a 25% discount from the List Price and are responsible for the sevice and the warranty repair for the products they sell. All sales are made in United States currency and are net of transportation costs, export fees and any additional charges incurred by the representatives.

     During fiscal 1995 and fiscal 1994, the Company did not dervive 10% or more of its annual net sales from any one customer. During fiscal 1993, one customer, an international representative of the Company, accounted for more than 10% of its annual net sales.

     As of February 14, 1996 the Company has firm orders that total $142,929 for products to be shipped through April, 1996. The company anticipates no difficulty in filling these orders.


Government Regulations

    Because the Company's products include a detection cell containing small amounts of radioactive material, the Company is subject to certain regulations of the Nuclear Regulatory Commission (the "NRC"). The Company has two licenses from the NRC to handle and sell products with radioactive material. The first license expires on September 30, 1999; the other expires on July 31, 1996. The Company anticipates no difficulty in obtaining renewal of either license. In the event renewal is denied, the Company intends to produce and sell the products without the radioactive materials. Although this may increase the Company's cost of production, the Company believes it can correspondingly increase the cost of its products. The Company's cost of compliance with these licensing requirements is insignificant.

    The Company complies with the Worker and Community Right to Know Act, State of New Jersey pursuant to which information is provided to that state on any hazardous material present at the Company's facility. The cost of such compliance is insignificant.

     Because certain of the Company's products are marketed internationaly, as of January 1, 1996, these products must comply with the European Community Council Directive 89/336EEC. In February 1996, the SCENTOGRAPH PLUS II was issued a Certificate of Conformance ("CC"). The Company is presently investigating whether it must obtain a CC for any other products. Obtaining a CC involves a singular expense of approximately $7,000 for each product. The costs associated with maintaining compliance are insignificent.

Manufacturing/Suppliers

     Most of the hardware components used in the Company's products are manufactured to the Company's specifications by outside sources. The assembly of the electronic components of the Company's products is currently performed at the Company's plant in Ridgefield, New Jersey by one production manager, and four full-time employees. Final assembly and testing of finished products from the various components purchased from outside sources is also performed by the Company at its plant.

    All supplies required for product assembly are commonly available from numerous suppliers. In addition, the Company has received bids from alternative manufacturers who could produce certain components to the Company's specifications. Thus, the Company believes it would not encounter significant difficulties in obtaining its supplies at similar prices from alternative sources should the Company's current sources discontinue business or cease doing business with the Company.

     The Company estimates that it currently has the weekly capacity to assemble one portable gas chromatograph and one rack mounted monitoring system.

Warranties and Disclaimers

     All of the Company's products are sold with a one year warranty for defective parts . If a unit requires a repair , the customer must pay for shipping the unit to be repaired to the Company's plant in Ridgefield, New Jersey, and the Company will replace defective parts at the Company's expense. Upon the expiration of the one year warranty, the Company will continue to make any necessary repairs at the Company's or the customer's plant, at the expense of the customer. The Company disclaims liability for any loss or consequential damage suffered in connection with the use of its products. While the Company believes such disclaimer would protect the Company from any liability in the event of a claim brought against the Company, there can be no guarantee that the courts would give effect to the disclaimer and the Company would be insulated from any liability.

Competition

     There are companies which produce products which compete with all of the Company's existing products, most of which companies have substantially greater resources than the Company's. The primary area of competition for the Company's portable and stationary gas chromatographs is other companies which currently sell, or may develop for sale, chemical analyzers similar to, though not necessarily using the same technology as, the Company's. The Company is aware of several other portable gas chromatographs and one water monitoring system which are capable of detecting toxic chemicals. However, based upon factors of price and performance features, the Company believes that its products compete favorably.

    The Company's portable and walk through explosives detectors face competition from other companies which currently sell such devices, and from other companies which are developing such products. The Company believes, however, that its products are more sensitive and accurate, with less false alarms, than the competing explosives detectors and are competitively priced.

     The Company's competitors may have greater financial, manufacturing, technological or marketing resources and current sales which exceed those of the Company. In addition, as there are relatively few entry barriers to new manufacturers, the Company may face competition from other companies currently not engaged in the sale or development of hazardous substance detectors.

Patents, Trademarks and Trade Secrets

    The Company presently holds no patents and does not believe patents would significantly protect the Company's trade secrets and processes. Although the Company may, in the future, seek patent protection on certain of the components of its products, the Company intends to rely primarily on common law protection of trade secrets and other confidential information and on confidentiality agreements with its employees and distributors to protect its trade secrets and processes from competitors. Furthermore, there can be no assurance that the Company's present or future products will not infringe on patents held by others. The Company has not registered the trademarks "SCANEX I", "SCANEX JR.", "SCENTOCREEN","SCENTOGRAPH PLUS II", "SCENTOGUN", SCENTOSCAN or "AQUASCAN". The Company does not believe that marketing of these products will be significantly affected in the event it was required to market these products under other tradenames.

Employees

     As of February 14, 1996, the Company employed a total of 12 full time staff. In addition, the Company employs several consultants who work for the Company at such times as the Company requests their services.

Item 2.  Properties

     a. The Company currently leases 4,500 square feet on two floors of a three story building at 553 Broad Avenue, Ridgefield, New Jersey 07657 under month to month leases. The premises are used for executive offices, research and development and product assembly and are, generally, in good condition. The premises are leased from a principal of the Company, Dr. Amos Linenberg. Rental expense amounted to $53,340 for the year ended November 30, 1995. In addition the Company and its subsidiary, Sentex Acquisition Corp., lease 500 square feet of a three story office building, in good condition, at 375 Sylvan Avenue, Englewood Cliffs, New Jersey from an unaffiliated third party under a month to month lease. Rent expense, on this facility, amounted to $8,211 for the 1995 fiscal year. On February 29, 1996, this lease will terminate and Company operations will be located at 553 Broad Avenue, Ridgefield, New Jersey.

     b. The Company has no investment in real property nor in real property mortgages nor in securities of entities which engage in real estate activity.

Item 3.  Legal Proceedings

     The Company was a defendant in an action entitled Sentex Associates Limited Partnership ("SAPL") v. Sentex Sensing Technology, Inc. filed in the United States District Court Western District of Washington in December, 1988 and bearing the Case No. C88-1577. This case arose out of the 1981 Research Agreement between SALP and the Company and the Transfer Agreement, as amended on September 22, 1983 between SALP and the Company. On or about November 12, 1985, the Company exercised its option contained in the Transfer Agreement to acquire an exclusive, worldwide license to use new technology developed for SALP by the Company. In the course of negotiating the license agreement a dispute arose over the royalty payments under the Transfer Agreement. SALP sought declaratory and injunctive relief, an accounting and damages in the amount of $116,556.

    Upon the Company's motion, the Complaint was dismissed without prejudice on the grounds that neither SALP nor its general partner, Research Management, Inc. ("GP") had the capacity to sue and that their allegations failed to state a claim. Since the dismissal, issued on April 18, 1989, upon advice of counsel, the Company deposited the royalty payments in dispute in an escrow account ("Escrow") pending appointment of a legal representative for SALP.

    The Company was a defendant in an action entitled EMSEECO v. Sentex Associates Limited Partnership and Sentex Sentex Sensing Technology, Inc. filed November 2, 1994 in Superior Court, County of Bergen, State of New Jersey and bearing Docket No. L-010818-94 . The plaintiff was a judgement creditor of SALP and petitioned the Court to permanently enjoin the Company from paying, transferring or assigning the Escrow held by the Company to SALP and, to require the Company to transfer the Escrow to EMSEECO.

    On April 3, 1995, the action was decided in favor of EMSEECO, which decision was appealed by the Company, on April 19, 1995, to the Superior Court of New Jersey, Appellate Division, bearing Docket No. A-4061-94 T5. On August 11, 1995 the Company obtained a general release from SALP for any and all claims it has or may have against the Company by payment of a total amount of $40,000, of which $21,261.39 was paid to EMSEECO. In conjunction with the release , the Company discontinued the appeal. A Warrant to Satisfy Judgement, bearing Docket No. L-010818-94, was entered, by EMSEECO, to the Superior Court, County of Bergen, State of New Jersey on December 7, 1995 and the civil action terminated.

      On March 9, 1995 the Company instituted a civil action in the United States District Court, District of New Jersey entitled Sentex Acquisition Corp.
v. ComCentral Corp. (ComCentral) and bearing docket No. 95-1115 (NHP). The Company alleged default of a promissory note, due and payable on April 30, 1994 ( the "Note"), and requested a judgement against ComCentral in the amount of $150,000 plus interest and the costs of collection. During the pendancy of the action ComCentral repaid a portion of the principal and interest past due. On May 4, 1995, the Company obtained a Judgement, by default, against ComCentral in the sum of $134,698.91 together with the Company's cost of collection. The amount represented the principal balance and interest due and owed by ComCentral to the Company, at the date of the Judgement.

Item 4   Submission of Matters to a vote of Security Holders

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ending November 30, 1995.

                                     Part II


Item 5. Market For Common Equity and Related Shareholder Matters

             (a) The Company's Common Stock is traded on the NASDAQ SmallCap Market tier of The NASDAQ Stock Market under the symbol "SENS". The range of high and low closing bid prices by fiscal quarter is presented below.

               1995                        HIGH        LOW
               ----                        ----        ---
            1st  quarter                   .031          .031
            2nd quarter                    .031          .031
            3rd  quarter                   .042          .031
            4th  quarter                   .073          .031


               1994
            1st  quarter                   .031          .031
            2nd quarter                    .031          .031
            3rd  quarter                   .031          .031
            4th  quarter                   .031          .031

            The bid quotations represent interdealer quotations and do not include retail mark-up, mark-down or commissions, and may not represent actual transactions. At January 29, 1996 the closing bid price for the shares was .031, and the high ask price was .125.

            The Company's units (Common Stock and Warrants) were traded in the Over-The Counter (OTC) market until April 9, 1989 when the Warrants expired by their terms. Thereafter only the Company's Common Stock was listed on the NASDAQ Stock Market (See above).

            (b) On February 14, 1996 there were 67,360,081 shares of Common Stock outstanding and approximately 1200 Holders of Record of the outstanding Common Stock.

            (c) During the past two fiscal years no dividends have been declared by the Company. The Company does not plan to pay cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations

                Results of Operations

Fiscal 1995 as Compared to Fiscal 1994

Net sales of the Company's products decreased significently to $1,313,138 in fiscal 1995, as compared to $1,593,414 in fiscal 1994. This decrease resulted from decreases in sales of the AQUASCAN as well as a slight decrease in sales of accessory items which normally accompany product sales. Sales of other products and revenue derived from service and technical assistance re mained stable during fiscal 1995 as compared to fiscal 1994.

Cost of Sales decreased to 37.1% in fiscal 1995 as constrasted to 41.5% in fiscal 1994, principally, as a result of decreases in purchases of raw materials and production equipment.

Selling, general and administrative expense remained stable during fiscal 1995, at $925,029 as compared to $941,502 for the 1994 fiscal year. As a percentage of total revenue, however, selling, general and administrative expenses increased to 59.5% during fiscal 1995 as compared to 54.5% during fiscal 1994. This is a result of the decrease in product sales, while rent, insurance and other overhead costs remained fixed, certain non-recurring administrative and legal expenses and a bad debt expense of $35,000.

Due to the decrease in product sales, during fiscal 1995, total revenue decreased to $1,553,851 from $1,726,812 for the 1994 fiscal year. Interest and Other Income increased, however, during fiscal 1995 to $240,713 as compared to $133,398 for the 1994 fiscal year, principally, as a result of proceeds from an research and development contract. Due to the aforementioned decrease in net product sales, as well as the reserve for bad debt expense, the Company experienced an operating loss, for fiscal 1995, of ($177,343) which was offset by an income tax benifit of $62,466 to a net loss of ($114,877). This is compared to an operating loss, for fiscal 1994, of ($123,750) offset by an income tax benifit of $3,875 to a net loss of ($127,625).

In response to decreases in net product sales, the Company has realigned its direct marketing and sales practices, seeking, instead, joint marketing arrangements with companies who market and sell in large quantities, generally under their individual tradenames. For several products, marketing and sales efforts have been refocused from large industrial users who were the Company's principal customers in former years to smaller, application specific, product users. The Company has, also, began offering its customers laboratory and on-site technical service and short-term leasing programs. In an attempt to improve profitability, the Company initiated cost reduction measures, including decreases in personnel, the closing of a Company facility and reductions in inventory and capital equipment purchases.

During fiscal 1994 the Company converted investments in long-term certificates of deposits, and U.S. Governmental Agency Bonds into shorter term money-market accounts and certificates of deposits to anticipate cash requirements in fiscal 1996. As a consequence, cash and cash equivalents increased, substantially, during fiscal 1995 to $1,885,975 as compared to $576,157 at

November 30, 1994, a net increase of $1,309,818. Net cash used in investing activities amounted to $1,386,931 due, primarily, to the aforementioned redemption of short-term investments. Net cash used by financing activities amounted to $97,443 which represents the Company's purchase of Treasury Stock.

Liquidity is provided, principally, by cash generated by operating activities and from investment income. For the fiscal year ended November 30, 1995, net cash used by operating activities amounted to $20,330 which represents, primarily, the significent decrease in the net loss for the current fiscal year. Despite the net loss from operations, the Company does not anticipate the need to raise additional funds nor expect to experience difficulty in satisfying its cash requirements in fiscal 1996.

The effective income tax rate decreased from an actual expense of 3.1%, at the 1994 fiscal year-end, to (34.5%) at November 30, 1995 resulting from a utilization of a net operating loss carry-backs for both fiscal 1994 and fiscal 1995. At November 30, 1995 the Company had a net operating loss carryforward of approximately $75,000 for income tax purposes. The carryforward will expire in the year 2010.


Fiscal 1994 as Compared to Fiscal 1993

Net sales of Company products decreased significently to $1,593,414 in fiscal 1994 from $2,022,808 in fiscal 1993. This decrease resulted, principally, from a decrease in export sales of the SCENTOGRAPH PLUS II, portable gas chromatograph, as well as slight decreases in the sales of parts, accessories and servicing of all products. Sales of other products remained reltitvely stable although an increase in the revenue generated from sales of the ACQUASCAN system occurred in the last quarter of the 1994 fiscal year.

Cost of sales increased from 40.3% in fiscal 1993 to 41.2% in fiscal 1994, which is a result of the decreases in net sales while rent, insurance and other overhead costs remained fixed.

Selling, general and administrative costs decreased, significently, during fiscal 1994 to $941,502 as compared to $1,106,720 in fiscal 1993. This decrease resulted from cost-savings effected through reduction in Company personnel, decreases in employee benifits, and declines in administrative expenses. As a percentage of total revenue , selling, general and administrative costs remained relitively stable at 54.5% as compared to 54.7% from the prior fiscal year.

Due to the decrease in net product sales during fiscal 1994, total revenue decreased to $1,726,812 as compared to $2,129,374 for the 1993 fiscal year, although a slight increase in interest and other income was evidenced. Due to the aforementioned decrease in net product revenue, the Company experienced a net loss of ($127,625) for the 1994 fiscal year as compared to a net income of $33,889 for the prior fiscal year.

            The Company anticipates revenue growth during fiscal 1995 through one or more research and development contracts and increased sales efforts, particularly, of the Aquascan system. This appears to be supported by the increase in revenue experienced in the final quarter of the 1994 fiscal year.

Throughout fiscal 1994 the Company converted investments in cash and certificates of deposit with maturities of three months or less to investments in U.S. Government and Agency Bonds and certificates of deposit with maturities of six to fifteen months to maximize return. As a consequence, cash and cash equivalents decreased in fiscal 1994 from $1,744,463 as of November 30, 1993 to $576,157 as of November 30, 1994. Cash flow used in investing activities amounted to $913,392 due, primarily, to the net purchases of short term investments of $927,589. Net cash used by financing activities amounted to $129,995 which represents the Company's purchase of treasury stock.

Liquidity is provided, primarily, by cash generated by operating activities and from investment income. For the fiscal year ended November 30, 1994, net cash used by operating activities amounted to ($154,919) which is a result of the net loss for the current fiscal year of ($127,625) and an increase in accounts recievable due to an increase of products shipped in the last month of the current fiscal year. Despite the net loss from operations, the Company does not anticipate the need to raise additional funds nor expect to experience difficulty in satisfying its cash requirements during fiscal 1995.

         The effective pre-tax income rate decreased from 32.2% in fiscal 1993 to 2,4 % for fiscal 1994. This decrease was due, primarily, to the current year net loss of ($127,625). Approximately 93% of the provision for income taxes is a result of the change in deferred income taxes together with the net effect of the previous years under accrual. The remaining 7% represents a combination of corporate income and minimum taxes.

Financial Condition

            At November 30, 1995, total current assets amounted to $2,817,166 as compared to $3,077,317 at November 30, 1994 with approximately $2,400,000 readily available to fund present operations. Current liabilities decreased as of November 30, 1995 to $118,149 as compared to $192,789 at November 30, 1994 due, principally, to decreases in the purchases of raw materials. At November 30, 1995, working capital stood at $2,699,017 as compared to $2,884,528 at the close of the prior fiscal year, a decrease due, primarily, to the operating loss experienced in the current fiscal year. Funds generated from operations and investments plus the amount of funds currently available are expected to be sufficient to fulfill the Company's anticipated cash requirements in fiscal 1996.



 Changes in Accounting Standards

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", in March 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and good will related to those assets to be held and used, and for the long-lived assets and certain identifible intangibles to be disposed of. It is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" establishes accounting standards for the impairment of certain loans. It is effective for financial statements for fiscal years beginning after December 15, 1994. Adoptions of SFAS Nos. 121 and 114 is not expected to have a material impact on the Company's financial statements.

     The  FASB  has also  issued  SFAS No.  123,  "Accounting  for  Stock  Based
Compensation", in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similiar equity instruments as contrasted to the intrinsic valued based method of accounting proscribed by Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees".The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company currently does not have any outstanding stock options.

     In December, 1994, the American Institute of Certified Puplic Accountants issued Statement of Position ("SOP") 94-6, "Disclosure of Certain Significent Risks and Uncertainties", the provisions of which are effective for financial statements issued for fiscal years ended after December 15, 1995. In general, SOP 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significent expansion of its financial statement note disclosure as a result of SOP 94-6.




Item 7.  Financial Statements

            See Index to Financial Statements appearing on Page F-1.


Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure

                   Not applicable

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a) of the Exchange Act

           The directors and executive officers of the Company are as follows:


            Name                Age

         Joanne Bianco...........50         Interim President
                                            Director
         Amos Linenberg..........60         Director
         Matthew Keshishian......56         Director
         Joseph Bianco...........45         Director
         Allan Esrine ...........66         Director



         All directors hold office until the next annual meeting of shareholders of the Company and thereafter until their successors are chosen and qualified. Executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

          The following relationships exist among the directors and executive officers of the Company. Dr. Linenberg and Ms. Bianco were formerly married and divorced in April 1995. Mr. Bianco is the brother of Ms. Bianco.

           Ms. Joanne Bianco has acted as the Company's Secretary since November 1982, as a Director since November 1980 and, since May 1991 as President of the wholly-owned subsidiary, Sentex Acquisition Corp. Ms. Bianco was the General Manager of the Company from November, 1984 until May, 1991 and has also served as its Executive Vice President and Chief Financial Officer. In August 1994 she was appointed Interim President of the Company, to serve until a new President is appointed. Ms. Bianco, an attorney, was formerly associated with Proskauer Rose Goetz & Mendelsohn, a New York City law firm from June 1983 to September 1984. She holds an M.A. in Psychology from Fairleigh Dickenson University and a J.D. from Benjamin N. Cardozo School of Law, Yeshiva University, where she was a member of the Law Review.

          Dr. Amos Linenberg, a Director, has acted in that capacity since founding the Company in November 1980. From November 1980 until August 1994 Dr. Linenberg was President of the Company. In May 1991, he was appointed President of the wholly-owned subsidiary, Sentex Systems, Inc. and was reappointed as its President upon its reformation. He is primarily responsible for executive management as well as supervising the Company's research, development and engineering of new products. From 1979 through 1980, Dr. Linenberg was a Vice-President of XID Corporation, Clifton, New Jersey, which is a distributor of the Company's portable explosives detector, the SCANEX JR. Dr. Linenberg received his M.Sc. in Analytical Chemistry from Hebrew University and his Ph.D. in Analytical Chemistry from the same university.

      Matthew Keshishian, a Director of the Company since May, 1991, is an attorney practicing in the State of New Jersey for more than 25 years. He holds an M.BA from Fairleigh Dickinson University, a L.LB from George Washington University and has served as an assistant professor of Marketing and Business at Fairleigh Dickinson University, Teaneck, New Jersey. Mr. Keshishian is a member of the U.S. Supreme Court, U.S. District Court, the U.S. Tax Court and the New Jersey Court system. Mr. Keshishian has represented the Company on various legal matters since 1981 and will be retained in the future should his services be required.

       Mr. Joseph Bianco, a Director, since May 1991, was a treasurer and Director of the Company for the period November 1981 to April 1988. Since November 1990, Mr. Bianco has been the Chairman, Chief Executive Officer and a Director of Alliance Entertainment Inc. a public company engaged in the distribution of records, compact disks and related items. In 1988, Mr. Bianco founded Whyte, Lyon & Co., a general investment banking concern, of which he is President. From August 1988 to August 1992, Mr. Bianco served as Chairman of the Board of Dream Car Holdings, Inc and from 1992 to 1994, Mr. Bianco served as a Director of New Day Beverage, Inc., a public company engaged in the bottling of "new age" beverages. Mr. Bianco holds an M.A. from New York University and a J.D. from Yale University, where he was a member of Law Review.

       Mr. Allan Esrine, a Director since May 1991, has for the past six years been a Vice President and Director of IDIICO, New York, New York, a Company engaged in the private finance business.


Upon the closing of the proposed CPS Transaction (See Item 1(a) Business), four of the five current directors of the Company will resign with CPS designees being appointed to the Company's Board of Directors pending the next Annual Meeting of Shareholders. It is contemplated that the four current directors who will resign at that time are Amos Linenberg, Matthew Keshishian, Allan Esrine and Joseph Bianco, while Joanne Bianco will remain a director with the four CPS designees. CPS has advised the Company that the newly constituted Board of Directors will appoint Mr. Robert S. Kendall as Chairman and President of the Company and Mr. James Few as its Chief Financial Officer. A brief description of the four CPS designees is as follows:

       Mr. Robert S. Kendall (age 56) is Chairman and President of CPS, a mergers and acquisition holding company. He is also Chairman of the Board and founder of LDI Corporation, an asset leasing and technology services company whose shares are traded on the NASDAQ Stock Market. Mr. Kendall is also a general partner in NCP, Ltd., a real estate partnership engaged in acquiring, financing and managing various types of real estate properties. Mr. Kendall graduated from Case Western Reserve University with a bachelor's degree in psychology and attended graduate school at John Carroll University.

       Mr. James Few (age 46) has served as Vice President and Chief Financial Officer of CPS since October 1995. From June 1993 to October 1995, Mr. Few was an independant financial consultant. He served as Senior Vice President of Boston Distributers from November 1992 to May 1993, which entity was declared bankrupt pursuant to Chapter 11 of the Bankruptcy laws in February 1993 and liquidated pursuant to Chapter 7 of the Bankruptcy laws sometime thereafter. From May 1991 to November 1992, Mr. Few served as Executive Vice President of Operations and Finance for Progressive Communications Technology. Mr. Few was engaged as an independant financial consultant from 1989 to 1991. Mr. Few recieved a bachelor's degree in Business Management from Providence College.

       Mr. Julius Hess (age 34) is Assistant Vice President of CPS, where he is responsible for research and analysis. Prior to joining CPS in November 1994, Mr. Hess was Human Resources Manager for a division of GE Capital since 1990. From 1989 to 1990 he was Senior Human Resources Representative for B.F. Goodrich. Mr. Hess graduated from Miami University in Oxford, Ohio with a bachelor's degree in political science and attended graduate school at the University of Minnesota. Mr. Hess is Mr. Kendall's son-in-law.

       Mr. Ronald M. Lipson (age 61) has been a practicing attorney for more than thirty-five years in Cleveland, Ohio in various areas including corporate, business and real-estate law. Mr. Lipson is also a general partner in G&C Properties, an Ohio real estate partnership engaged in the buying, selling and managing of various types of real estate. Mr. Lipson graduated from Adelbert College of Case Western Reserve University with a bachelor's degree in business administration and a J.D. from Case Western Reserve University of Law.

Item 10.    Executive Compensation

     The following table sets forth the cash compensation, as well as certain other compensation on paid or accrued, for services rendered in all capacities to the Company during the fiscal years ended November 30, 1995, 1994 and 1993 paid (i) to the Company's Chief Executive Officer and (ii) any other executive officer whose cash compensation exceeded $100,000.

                   Annual Compensation Long Term Compensation

Name  &            Fiscal Year     Salary      Other        Restricted   Options/
Principal          Ended 11/30                 Annual          Stock       SARs
Position                                        Comp.         Awards
                                    ($)         ($)             ($)         ($)
----------------------------------------------------------------------------------
Joanne  Bianco        1995        99,999(1)       0               0          0
Interim President
Director

Amos Linenberg        1995       130,676     18,545(2)            0         0
President, Sentex
Systems, Inc.
Director

Joanne Bianco         1994       104,038(3)       0               0         0
Interim President
Director

Amos Linenberg        1994       132,176     18,377(2)            0         0
President,
Director

Amos Linenberg        1993       121,543     22,079(2,4)          0         0
President,
Director

---------------------------------------
(1) Includes $13,461 of accrued but unpaid salary in fiscal 1995.
(2) Consists of automobile and insurance allowances.
(3) Includes $4,624 of deferred salary from fiscal 1993.
(4)  Consists of contributions made to the Sentex Sensing
Technology Employee Profit Sharing Plan

Employment Agreements

The Company has no employment agreements with any Executive Officer. The CPS Transaction (See Item 1(a) Business) contemplates that the Company will enter into a four-year employment agreement with Dr. Linenberg. Pursuant to the proposed employment agreement, Dr. Linenberg will act as Executive
Vice-President of the Company for a base salary of $132,176 per annum plus annual cost-of living increases and certain incentive compensation up to a maximum of 25% of his base compensation. The stock purchase agreements further provide that, coincident with the closing of the CPS Transaction, Ms. Bianco will resign as Interim President of the Company to serve, for a two year period, as a part-time consultant to the Company. The proposed agreement provides for a base compensation of 75,000 per annum and further provides that she will agree not to engage directly or indirectly in any competing business for a three year period. In consideration of her agreement not to compete , it is contemplated that Ms. Bianco will recieve an additional $100,000 from the Company payable in three equal installments, during 1996, 1997 and 1998.

Stock Options

The Company has no stock options outstanding.

Compensation Pursuant to Plans

The Company has no plans pursuant to which cash or non-cash equivalents were paid or distributed during the last fiscal year or are proposed to be paid or distributed in the future.

Compensation of Directors
During fiscal 1995, Directors were not compensated for acting in that capacity.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 14, 1996 regarding the beneficial ownership of the Company's Common Stock by (i) all of those known to the Company to be beneficial owners of more than five percent of its Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers of the Company as a group. Except as otherwise indicated, sole voting and investment power, with respect to shares listed in the table, is held by the owner indicated.

                                      Amount and  % of
                         Name and address            Nature           Shares
                         of Beneficial               of Beneficial    Out-
                         Owner(1)                    Ownership        Standing

                         Amos Linenberg(2)(5)(6)     11,389,204        16.9%

                         Joanne Bianco(2)(7)          9,309,917        14.1%

                         Salvatore Bianco(3)(8)       4,192,000         6.1%


                         Derco, Ltd.                  4,408,000         6.4%
                         P.O. Box 1790
                         Georgetown, Grand Cayman
                         Cayman Islands,
                         British West Indies

                         Matthew Keshishian               0              0

                         Joseph Bianco                    0              0

                         Allan Esrine                     0              0

                         All Directors and
                         Officers as a group
                         5 persons)                  20,699,121       31.0%



1) The name and address of each individual listed in the table is c/o Sentex Sensing Technology Inc., 553 Broad Avenue, Ridgefield, N.J. 07657.
2) Dr. Amos Linenberg and Ms. Joanne Bianco were divorced in April, 1995. In May, 1995 Dr. Linenberg transferred, for no consideration, 2,229,123 shares of the Company's common stock to the Daniele Linenberg Trust. Daniele Linenberg is the daughter of Dr. Linenberg and Ms. Bianco.
3) Mr. S. Bianco disclaims any benifical interest in the stock ownership of his daughter, Ms. Joanne Bianco.
(4) There are no options or warrants for common stock that are convertible within 60 days of the date hereof.
(5) In connection with the May 1995 transfer of 2,229,123 shares of common stock to the Daniele Linenberg Trust, Dr. Linenberg failed to file, on a timely basis, the report required pursuant Rule 16a-3(e) of the Securities Exchange Act of 1994. During the fiscal year ended November 30, 1995,all other such reports were filed timely .

(6) Upon consummation of the CPS Transaction, CPS will own 3,000,000 shares of common stock currently owned by Dr. Linenberg and will obtain voting control of the remaining 8,389,204 shares.
(7) Upon consummation of the CPS Transaction, CPS will own 8,509,917 shares of common stock currently owned by Ms. Bianco and will obtain voting control of the remaining 1,000,000 shares.
(8) Upon consummation of the CPS Transaction, CPS will own 3,867,421 shares of common stock, representing all of the shares of common stock currently owned by Mr. Bianco.





Item 12.  Certain Relationships and Related Transactions

          Reference is made to Item 2 of this Form 10-KSB for the Company's lease with Dr. Amos Linenberg.

          Mr. Matthew Keshishian a Director of the Company recieved $9,000 and $7500 for legal and consulting services to the Company during fiscal 1995 and fiscal 1994, respectively. The Company believes that the terms of his consultancy to be on terms no less favorable to the Company than could have been recieved from unaffiliated third parties.

          The Company paid Maklin Ltd., a software development company, $31,137 during fiscal 1995 for upgrades and modifications to several of the Company's products. Maklin Ltd. is owned, in part. by Youri Linenberg, Dr. Linenberg's son.

         All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

 Item 13.          Exhibits, List and Reports on Form 8-K

(a)  Exhibits
            3.1*   Certificate of Incorporation, as amended.
            3.2*   By-Laws.
            3.3*** Certificate of Incorporation of Sentex
                   Acquisition Corp.
            3.4*** Certificate of Incorporation of Sentex
                   Systems, Inc.
            3.5*** Certificate of Merger of Sentex Systems Inc.
                   into the Company
            3.6****Certificate of Incorporation of Sentex
                   Systems, Inc.
            4.1*   Specimen Certificate of Common Stock.
            4.2*   Specimen Warrant Certificate.
            4.3*   Warrant Agreement.
            4.4*   Underwriter's Warrant.
            10.1*  Research and Development Agreement between the
                   Company and Sentex Associates.
            10.2*  Technology Transfer Agreement between the Company
                   and Sentex Associates, as amended.
            10.3*  Distribution Agreement between the Company and
                   XID Corporation, as amended.
            10.4*  Employment Agreement with Dr. Amos Linenberg.
            10.5** Consulting Agreement with Mr. Joseph Bianco.
            10.6*  Form of Shareholders' Option Agreements.
            10.7*  Letter of Agreement between the Company and XID
                   Corporation.
            20.1   Information Statement provided to Security Holders
                   pursuant to Section 14(f) and electronically filed with the Securities and Exchange Comission on December 12, 1995.
            27.1   Financial Data Schedules, attached herewith.

 * Incorporated by reference to exhibits bearing same exhibit numbers, filed with the Company's Registration Statement on Form S-1, File No. 2-86860.
 ** Incorporated by reference to exhibits bearing same exhibit numbers, filed with the Company's Form 10-K for the year ended November 30, 1984.
*** Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company's Form 10-KSB for the fiscal year ended November 30, 1992.
**** Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company's Form 10-KSB for the fiscal year ended November 30, 1994.

(b)     Reports on Form 8-K.
     No reports on Form 8-K have been filed by the Company for the quarter ended November 30, 1995.

                                    SIGNATURE


            Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 20, 1996   SENTEX SENSING TECHNOLOGY, INC.


                             BY:Joanne M. Bianco
                                Joanne M. Bianco
                                Interim  President




            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                         Title                              Date


Joanne M. Bianco           Interim President                  February 20,1996
Joanne M. Bianco           Director

Amos Linenberg             Director                           February 26, 1996
Amos Linenberg

Allan Esrine               Director                           February 23, 1996
Allan Esrine

Matthew Keshishian         Director                           February 23, 1996
Matthew Keshishian

Joseph Bianco              Director                           February 23, 1996
Joseph Bianco


SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                          Page to Page


Report of Independent Auditors. . . . . . .   F-2

Consolidated Balance Sheet as of
November 30, 1995 . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations
for the years ended November 30,
1995 and 1994 . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Stockholders'
Equity for the years ended November 30,
1995 and 1994 . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows
for the years ended November 30,
1995 and 1994 . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial
Statements. . . . . . . . . . . . . . . . .   F-7 .F-13

             REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Sentex Sensing Technology, Inc.
Ridgefield, New Jersey



We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and its subsidiaries as of November 30, 1995, and the results of their operations and their cash flows for each of the two fiscal years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.

As discussed in the accompanying notes to the financial statements, effective December 1, 1994, the Company adopted a new accounting standard promulgated by the Financial Accounting Standards Board, changing its method of accounting for certain investments in debt and equity securities.

                             MORTENSON AND ASSOCIATES, P. C.
                             -------------------------------
                             MORTENSON AND ASSOCIATES, P. C.
                              Certified Public Accountants.


Cranford, New Jersey
January 26, 1996

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 1995.


Assets:
Current Assets:
  Cash and Cash Equivalents                                        $1,885,975
                                                                   ----------
  Certificates of Deposit                                              90,000
  Short-Term Investments                                              209,559
  Accounts Receivable [Net of Allowance for
   Doubtful Accounts of $2,162]                                       248,953
  Inventories                                                         233,975
  Prepaid Expenses                                                     11,623
  Refundable Income Taxes                                              12,400
  Note Receivable                                                      90,936
  Other Current Assets                                                 33,745
                                                                   ----------
  Total Current Assets                                              2,817,166

Property and Equipment - [Net of Accumulated
  Depreciation and Amortization]                                       48,991

Other Assets                                                           10,735
                                                                   ----------
  Total Assets                                                     $2,876,892
                                                                   ----------
                                                                   ----------
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                 $   37,450
  Accrued Expenses                                                     48,338
  Accrued Payroll                                                      16,752
  Customer Deposits                                                     8,700
  Other Current Liabilities                                             6,909
                                                                   ----------
  Total Current Liabilities                                           118,149

Commitments and Contingencies                                              --
                                                                   ----------
  Total Liabilities                                                   118,149
                                                                   ----------
Stockholders' Equity:
  Common Stock, No Par Value, Authorized
   200,000,000 Shares, Issued 76,206,081 Shares,
   Outstanding 67,360,081 Shares                                    1,955,489

  Retained Earnings                                                 1,110,298
                                                                   ----------
  Total                                                             3,065,787
  Unrealized Holding Gain on Securities
   Available for Sale                                                   6,174
  Less:  Treasury Stock - At Cost -
   8,846,000 Shares                                                  (313,218)
                                                                   ----------
  Total Stockholders' Equity                                        2,758,743
                                                                   ----------

  Total Liabilities and Stockholders' Equity:
                                                                   $2,876,892
                                                                   ----------
                                                                   ----------

See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Years ended
                                        November 30,
                                    --------------------
                                    1 9 9 5      1 9 9 4
                                    -------      -------
Revenues:
  Net Sales                    $   1,313,138  $  1,593,414
                               -------------  ------------
  Interest and Other Income          240,713       133,398
                               -------------  ------------
  Total Revenues                   1,553,851     1,726,812

Costs and Expenses:
  Cost of Sales                      489,522       657,045
  Selling, General and
   Administrative                    925,029       941,502
  Research and Development           316,643       252,015

                               -------------  ------------
  Total Costs and Expenses         1,731,194     1,850,562
                               -------------  ------------
  Loss Before Income Tax
   [Benefit] Expense                (177,343)     (123,750)

Provision for Income Tax
  [Benefit] Expense                  (62,466)        3,875
                               -------------  ------------
  Net Loss                      $   (114,877)  $  (127,625)
                               -------------  ------------
                               -------------  ------------
  Net Loss Per Share            $         --   $        --
                               -------------  ------------
                               -------------  ------------
  Weighted Average Number of
   Shares Outstanding             68,024,759    72,962,552
                               -------------  ------------
                               -------------  ------------


See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Unrealized
                                                             Holding
                                                             Gain on
                      Common Stock                          Securities     Treasury Stock       Total
                 -----------------------        Retained     Available   ------------------- Stockholders'
                  Shares          Amount        Earnings     for Sale    Shares      Amount     Equity
                  ------          ------        --------     ----------  ------      ------     ------
Balance -
 November 30,
  1993          76,206,081  $   1,955,489   $   1,352,800   $      --  2,072,000 $   (85,780)  $ 3,222,509

Acquisition of
Treasury Stock          --             --              --          --  3,881,000    (129,995)     (129,995)

  Net [Loss]            --             --        (127,625)         --         --          --      (127,625)
                ----------   ------------   -------------    --------  ---------  ----------   -----------
Balance -
  November 30,
  1994          76,206,081      1,955,489       1,225,175          --  5,953,000    (215,775)    2,964,889

  Acquisition
   of Treasury
   Stock                --             --              --          --  2,893,000    (97,443)       (97,443)

  Unrealized
   Holding
   Gain on
   Securities
   Available
   for Sale             --             --              --       6,174         --          --          6,174
  Net [Loss]            --             --        (114,877)         --         --          --       (114,877)
                ----------   ------------   -------------    --------  ---------  ----------   -----------

Balance -
  November 30,
  1995          76,206,081  $   1,955,489   $   1,110,298   $   6,174  8,846,000 $   (313,218)  $ 2,758,743
                ----------   ------------   -------------    --------  ---------  ----------   -----------
                ----------   ------------   -------------    --------  ---------  ----------   -----------



See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years ended
                                                   November 30,
                                              ----------------------
                                              1 9 9 5        1 9 9 4
                                              -------        -------
Operating Activities:
  Net [Loss]                              $  (114,877)  $   (127,625)
  Adjustments to Reconcile Net
   [Loss] to Net Cash Provided by
   [Used for] Operating Activities:
   Depreciation and Amortization               28,270         33,690
   Deferred Income Taxes                        1,080           (615)
   Gain on Sale of Equipment                   (4,706)       (27,902)
   Provision for Bad Debt                      35,000             --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                      206,953       (106,965)
     Inventories                              (44,670)        30,408
     Prepaid Expenses                         (11,567)        12,832
     Refundable Income Taxes                  (11,682)          (764)
     Other Current Assets                      12,760         (7,695)
     Other Assets                             (10,735)            --

   Increase [Decrease] in:
     Accounts Payable                         (15,370)        24,542
     Accrued Expenses                         (34,556)        14,774
     Accrued Payroll                           10,825            670
     Customer Deposits                            215          3,159
     Other Current Liabilities                (26,610)        (3,428)
                                          -----------   ------------
   Total Adjustments                          135,207        (27,294)
                                          -----------   ------------
  Net Cash - Operating Activities              20,330       (154,919)
                                          -----------   ------------
Investing Activities:
  Proceeds on Sale of Equipment                11,200         51,325
  Redemption of Short-Term
   Investments                              1,775,370      1,290,000
  Purchase of Short-Term
   Investments                               (387,102)    (2,217,589)
  Acquisition of Equipment and
   Improvements                               (12,537)       (37,128)
                                          -----------   ------------
  Net Cash - Investing Activities           1,386,931       (913,392)
                                          -----------   ------------
Financing Activities:
  Acquisition of Treasury Stock               (97,443)      (129,995)
                                          -----------   ------------
  Net Increase [Decrease] in Cash
   and Cash Equivalents                     1,309,818     (1,198,306)

Cash and Cash Equivalents -
  Beginning of Years                          576,157      1,774,463
                                          -----------   ------------
  Cash and Cash Equivalents -
   End of Years                           $ 1,885,975   $    576,157
                                          -----------   ------------
                                          -----------   ------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                               $        --   $         --
   Income Taxes                           $       689   $      9,525



See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[1] Organization, Background and Industry Segment

The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries [the "Company"]. All material intercompany accounts and transactions have been eliminated in consolidation.

One of the subsidiaries, Sentex Systems, Inc., is engaged in the business of developing, manufacturing and selling automated gas chromatography devices designed to detect the presence of certain substances by identifying and measuring the concentrations of certain atmospheric vapors. The other subsidiary, Sentex Acquisition Corp., is pursuing new investment opportunities on behalf of the Company.

The Company's business is confined to a single industry segment, manufacturing analysis equipment.

[2] Summary of Significant Accounting Policies

Inventories - Inventories are stated at the lower of cost, with cost being determined on the first-in, first-out [FIFO] method, or market.

Equipment and Improvements and Depreciation - Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Estimated useful lives range from 3 to 31.5 years as follows:

Machinery and Equipment                  3     -    7    Years
Automobiles                              3     -    5    Years
Leasehold Improvements                  10     -    31.5 Years

Expenditures for normal repairs and maintenance are charged against income as incurred.

Revenue Recognition - The Company records revenue as products are shipped to customers.

Warranty Costs - The Company's products are sold with a warranty for parts and labor. Estimated costs of product warranties are charged to operations at time of sale.

Research and Development Costs - Research and development costs are expensed as incurred.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The
Company did not have any cash equivalents as of November
30, 1995.

Reclassification - Certain prior year balances have been reclassified to conform to current year's presentation.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, investments in a certificate of deposit, U.S. Government and Agency
Bonds, and accounts receivable arising from its normal business activities. Concentrations of credit risk with respect to trade receivables are limited, due to the number of customers comprising the Company's customer base and their disposition across different industries and geographic areas. Bad debt expenses have not been material. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of November 30, 1995, the Company had $852,219 in cash balances at financial institutions which were in excess of the federally insured limits.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[3] Inventories

Inventories consist of:

                            November 30,
                              1 9 9 5
                              -------
Raw Materials             $   115,812
Work-in-Process                36,177
Finished Goods                 81,986
                          -----------
       Total              $   233,975
                          -----------
                          -----------

[4] Property and Equipment

Property and equipment consist of the following:

                                          November 30,
                                             1 9 9 5
                                             -------
Machinery and Equipment                $      134,475
Automobiles                                    22,826
Leasehold Improvements                         15,100
                                       --------------
Total - At Cost                               172,401
Accumulated Depreciation
and Amortization                              123,410
                                       --------------
                        Net            $       48,991
                                       --------------
                                       --------------
[5] Investments

The Company adopted Statement of Financial Accounting
Standards ["SFAS"] No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," at December
1, 1994. In accordance with SFAS No. 115, prior years' financial statements are not to be restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS No. 115 at December 1, 1994.


Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale.
Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity until realized. At November 30, 1995, the Company had no investments that qualified as trading or held to maturity. Debt securities available for current operations are classified in the balance sheet as current assets.

At November 30, 1994, short-term investments were stated at the lower of aggregate cost or market.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[5] Investments [Continued]

Realized gains and losses on disposition are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method.
Unrealized holding gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. At
November 30, 1995, such securities include a gross unrealized holding gain of $6,174. This gain is shown as an addition to stockholders' equity. Realized gains and losses flow through the Company's yearly operations.
There were no realized gains or losses for the year ended
November 30, 1995.

The amortized cost and fair value of investment securities available for sale at November 30, 1995 are as follows:

                                    Fair      Amortized
                                    Value       Cost
                                    -----       ----
U.S. Government Securities       $ 209,559    $ 203,385
                                 ---------    ---------
                                 ---------    ---------

The estimated fair value of debt securities available for sale by contractual maturity at November 30, 1995 is as follows:

Due during the year ending November 30, 1996  $ 209,559
                                              ---------
                                              ---------

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.



[6] Note Receivable

The Note Receivable had an original due date of February
28, 1994, with interest payable at 16% per annum. The principal portion is currently in default; however, interest was paid up to and including April of 1995. On
May 4, 1995, the Company received a legal judgement for the outstanding principal and accrued interest as of April 30, 1995. The note is collateralized by stock which had a value of approximately $42,000 as of November 30, 1995. The Company is currently renegotiating the remaining outstanding balance of $115,936 and feels that an allowance of $25,000 is prudent. Therefore, the outstanding balance as of November 30, 1995 net of the allowance is $90,936.

[7] Leases [Related Parties]

The Company occupies premises under three operating leases, which are renewed monthly, two of which are with a principal shareholder. Rental expense amounted to approximately $61,551 and $61,629 [of which $53,340 and $53,418 was for related party leases] for the years ended
November 30, 1995 and 1994, respectively.

The leases provide for reimbursement of real estate taxes above a base amount.

[8] Profit-Sharing Plan

The Company has a profit-sharing plan for the benefit of all eligible employees. Contributions under the plan are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 1995 and 1994.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[9] Research and Development Agreements

The Company has been a party to research and development agreements with unaffiliated limited partnerships. Under an agreement which commenced in December 1981, the Company conducted research relating to the development and commercial exploitation of a portable toxic vapor detector using preconcentrated gas chromatography on behalf of a limited partnership.

The Company was a defendant in an action filed, in which a judgement creditor of the partnership petitioned the court to require the Company to transfer the total amount being held in escrow to satisfy the research and development agreement with the partnership, to the judgement creditor. In April 1995, the action was decided in favor of the creditor. The Company obtained a release from the partnership for any and all claims it has or may have against the Company by payment of a total amount of $40,000, of which $21,261 was paid to the creditor and $18,739 paid to the partnership.

In 1994, the Company entered into an agreement with a
non-profit corporation organized to sponsor research and
development with respect to electric energy.  Based upon
the agreement, the Company is to develop an instrument
for a major utilities corporation.  The total contract
revenue is for $185,500, which is to be billed in
installments based upon various stages of completion
throughout the agreement.  The related total estimated
costs are approximately $151,300.   As the earnings
process is substantially complete and substantially all costs have been incurred, all revenue under the contract has been accrued. For the years ended November 30, 1995 and 1994, the effect of this contract is as follows:

                                      Years ended
                                      November 30,
                                    -----------------
                                    1 9 9 5   1 9 9 4
                                    -------   -------

Revenue                       $     135,500  $ 50,000
Costs Incurred                $     118,196  $ 33,104

[10] Income Taxes

Effective December 1, 1993, the Company adopted Financial
Accounting Standards Statement No. 109, "Accounting for
Income Taxes" ["FAS 109"]. Under FAS 109, deferred tax assets and liabilities, are determined based on difference between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FAS 109, income tax expense was reported pursuant to Financial Accounting Standards Statement No.
96. Under FAS 96, deferred tax assets could not be recognized unless they offset reversals of deferred tax liabilities. The adoption of SFAS No. 109 was not material to the financial statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[10] Income Taxes [Continued]

Income tax [benefit] expense consists of the following:

                                       November 30,
                                -------------------------
                                1 9 9 5           1 9 9 4
                                -------           -------
Current:
                    Federal      $(66,976)         $ 1,279
                    State           2,950            3,211
                                 --------           -------
                    Totals        (64,026)           4,490
                                 --------           -------
Deferred [Credit]:
                    Federal           975           (1,725)
                    State             585            1,110
                                 --------           -------
                    Totals          1,560             (615)
                                 --------           -------
                    Totals       $(62,466)         $ 3,875
                                 --------          --------
                                 --------          --------


The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

                                            November 30,
                                         ------------------
                                         1 9 9 5    1 9 9 4
                                         -------    -------
Federal Statutory Rate                    (34.0)%    (34.0)%
Increase [Reduction] in Taxes
  Resulting from:
  Effect of Graduated Federal
    Tax Rates                              19.0       19.0
  States Taxes                              8.1       12.9
  Utilization of Net Operating
   Loss Carryback                         (26.3)        --
Other                                      (1.3)       5.2
                                           ----        ---
  Actual Expense                          (34.5)%     (3.1)%
                                           ----        ---
                                           ----        ---

Temporary differences between financial reporting and tax bases of assets and liabilities related to depreciation, warranty payable, unrealized holding gain and allowance for doubtful accounts are immaterial.

At November 30, 1995, the Company has net operating loss carryforwards of approximately $75,000 for income tax purposes after a carryback of approximately $80,000.
Refundable income taxes of $12,400 have been established to reflect the tax effect of this carryback. The carryforward will expire in the year 2010.

At November 30, 1995, the Company has a deferred tax asset of approximately $42,000 and a valuation allowance of approximately $42,000 related to the asset. The deferred tax asset primarily relates to net operating loss carryforwards.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[11] Loss Per Share

Loss per share is based on the weighted average number of common shares outstanding for the periods presented.


[12] New Authoritative Pronouncements

The Financial Accounting Standards Board [FASB] issued
Statement of Financial Accounting Standards [SFAS] No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, in March of 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 114,
"Accounting by Creditors for Impairment of a Loan, establishes accounting standards for the impairment of certain loans." SFAS No. 114 applies to financial statement for fiscal years beginning after December 15, 1994. Adoption of SFAS No. 121 and SFAS No. 114 is not expected to have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123, "Accounting for
Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board [APB] Opinion
No. 25, "Accounting for Stock Issued to Employees." The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The
Company currently does not have any outstanding stock options.

On December 30, 1994, the American Institute of Certified
Public Accountants issued Statement of Position [SOP] 94-6,
"Disclosure of Certain Significant Risks and
Uncertainties," the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, SOP 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its financial statement note disclosure as a result of SOP 94-6.

               .............