Form 10QSB
period 1996-02-29
SENTEX SENSING TECHNOLOGY INC
filed 1996-04-15
CIK 729599

                                 Form 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 		                February 29, 1996

                                   OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934

For the transition period from               				 to

Commission File Number    0-13328

                         SENTEX SENSING TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

   	   New Jersey			                                22-2333899
(State or other jurisdiction of   			(I.R.S. Employer Identification No.)
incorporation or organization)

	553 Broad Avenue,  Ridgefield, New Jersey                 07657
	(Address of principal executive offices)			            (Zip Code)

Registrant's telephone number, including area code    	(201) 945-3694


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           					Yes   X      No ___

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                            				Yes ___      No ___


State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   67,360,081

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 29, 1996 [UNAUDITED]

Assets:
Current Assets:
	Cash and Cash Equivalents	                           $   1,978,055
 Certificate of Deposit                                      90,000
	Accounts Receivable	                                       217,862
	Inventories	                                               220,681
	Prepaid Expense                                             67,875
 Income Tax Refunds                                          12,400
 Note Receivable                                             63,038
 Other Current Assets   	                                    15,755

	Total Current Assets		                                   2,665,666

Equipment and Improvements - [Net of
	Accumulated Depreciation and Amortization]                  43,232

Other Assets                                                  8,992

	Total Assets                                          	$	2,717,890

Liabilities and Stockholders' Equity
Current Liabilities:
	Accounts Payable	                                      $    50,516
	Accrued Expenses and Other Liabilities                     	64,358

	Total Current Liabilities	                                 114,874

Commitments and Contingencies                                    --

Stockholders' Equity:
	Common Stock, No Par Value, Authorized
		200,000,000 Shares, Issued 76,206,081 Shares,
		 Outstanding 67,360,081 Shares      	                  	1,955,489

	 Retained Earnings		                                       960,745

	 Total      		                                           2,916,234
	 Less:  Treasury Stock-At Cost-8,846,000 Shares            313,218

	Total Stockholders' Equity		                             2,603,016

	Total Liabilities and Stockholders' Equity	          $   2,717,890

See Notes to Consolidated Financial Statements.

              SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]


                                                  Three months ended
                                              February 29      February 28
                                                  1 9 9 6          1 9 9 5
Revenues:
	Net Sales	                                  $    309,045     $   	326,100
	Interest and Other Income		                       19,255	          96,025

	Total Revenues	                                 	328,300          422,125

Costs and Expenses:
	Cost of Sales	                                  	140,282         	175,661
	Selling, General and Administrative	            	283,138        		140,352
	Research and Development                        		54,433         		86,855

	Total Costs and Expenses	                       	477,853	        	402,868

	[Loss] Income Before Income Taxes	             	(149,553)        		19,257

Provision for Income Tax [Benefit]                      0          (39,329)

	Net [Loss] Income		                             (149,553)        		58,586

Net Income per Share	                        $          0	    $          0

Weighted Average Number of
	Shares Outstanding	                          	67,360,081	     	72,246,393


See Notes to Consolidated Financial Statements

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                     THREE MONTHS ENDED
                                               February 29     February 28
                                                   1 9 9 6         1 9 9 5
Operating Activities:
   Net [Loss] Income                          $   (149,553)   $     58,586
	Adjustments to Reconcile Net [Loss]
 Income to Net Cash Provided by [Used in]
 Operating Activities:
  Depreciation                                       5,759           3,649
		Deferred Income Tax                                    0          (1,560)
		Gain on Sale of Assets                            (1,500)              0
  Gain on Sale of Investments                       (6,384)              0
  Provision for Bad Debt                            15,838               0

	Change in Assets and Liabilities:
		[Increase] Decrease in:
			Accounts Receivable                              30,253          92,821
			Inventories                                      13,294          (9,891)
   Prepaid Expenses                                (56,252)              0
  	Other Current Assets                             17,990         (22,533)
   Income Tax Refund                                    --         (48,068)
   Other Assets                                      1,743               0

		Increase [Decrease] in:
			Accounts Payable                                 13,066         (19,837)
			Accrued Expenses and Other Current Liabilities  (16,031)            813

		Total Adjustments                                 17,466          (4,606)

	Net Cash Provided [Used] by Operating
 Activities                                       (132,087)         53,980

Investing Activities:
	Proceeds on Sale of Equipment	                      1,500           5,311
	Redemption of Short-Term Investments              222,667       1,383,376
	Purchase of Treasury Stock                              0         (51,511)
	Net Cash Provided by - Investing Activities       224,167       1,337,176

	Net Increase (Decr) in Cash
  and Cash Equivalents                              92,080       1,391,156

 Cash and Cash Equivalents
  - Beginning of Periods                         1,885,975         576,157

	Cash and Cash Equivalents
  - End of Periods                            $  1,978,055    $  1,967,313


See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995.

[2] The results of operations for the three months ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the results to be expected for the full year.

[3] Inventory

Inventories consist of:
                                         February 29
                                             1 9 9 6

	      Raw Materials	                      $ 112,373
      	Work-in-Process	                      	29,425
	      Finished Goods                       		78,883

     		Total	                              $	220,681


[4] Earnings per Share

Earnings [loss] per share are based on the weighted average number of common shares outstanding for the periods presented, after adjustment for the shares issued in the stock acquisition.

[5] Principles of Consolidation

The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries [the "Company"]. All material inter-company accounts and transactions have been eliminated in consolidation.

[6] Reclassification

Certain items pertianing to the prior year have been reclassified to conform with the current year's presentation.


                           . . . . . . . . . . . . . . . .

                          SENTEX SENSING TECHNOLOGY, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



The Company formed two wholly owned subsidiaries, Sentex Systems, Inc., and Sentex Acquisitions Corp. on May 31, 1991 to separate the present operations of the Company into a subsidiary to continue the business of designing, developing and marketing gas chromatographic devices, and a subsidiary to develop and acquire new investment opportunities. On November 10, 1992 Sentex Systems, Inc. one of the wholly owned subsidiaries was merged back into Sentex Sensing Technology, Inc. but was reincorporated, in the State of Delaware, on August 30, 1994. Hereinafter the "Company" shall refer to Sentex Sensing Technology, Inc. and its two wholly owned subsidiaries, Sentex Acquisition Corp. and Sentex Systems, Inc.

RESULTS OF OPERATIONS

The Company is engaged in the business of developing, manufacturing and selling automated devices designed to identify and measure the concentrations of certain chemicals in air, water and soil. The Company sells a portable and walk-through explosives detector, two portable air analyzers, a portable and fixed-site water monitoring system and a sensor which measures the total organic content of air. The Company, also, provides technical assistance and service to its customers and on occasion, performs research and development, on a contractual basis, to develop instrumentation designed to fulfill customer-specific analytical requirements. All of the Company's products employ gas chromatography as the method of analysis.

The Company also intends to develop, acquire or merge with other businesses which may be unrelated to its present activities and is presently investigating such opportunities. As of March 31, 1996 the Company has not entered into a firm commitment to enter such transaction.

QUARTER ENDED FEBRUARY 29, 1996 COMPARED TO QUARTER ENDED
FEBRUARY 28, 1995

Total revenue decreased, at February 29, 1996 to $328,300 as compared to $422,125 at February 28, 1995, primarily as a result of a significant decrease in other income, which in 1995 included non-recurring revenues of $60,000 from a research and development contract. For the three months ended February 29, 1996 net sales dropped to $309,045 from $326,100 for the comparative period ended February 28, 1995 in the prior fiscal year. Cost of goods sold as a percentage of sales decreased to 45% for the three months ended February 29, 1996 as compared to 54% during the comparable period the prior year. Gross profit dollars for the three month period ended February 29, 1996 increased to $168,763 from $150,439 during the comparable period the prior year. The increased margin was generated from a favorable change in the mix of products sold.

Orders for the Company's products received but not yet delivered as of February 29, 1996 amounted to $42,046 which represents a decrease from orders received but not yet delivered as of February 28, 1995 of $170,611.

Operations resulted in a net loss of $149,553 for the three months ended February 29, 1996 as compared to income of $58,586 for the comparative period ended February 28, 1995 in the prior fiscal year. The loss, when compared to prior year, was caused by lower sales, non-recurring revenue from the prior year of $60,000 and an increase in Selling, General and Administrative expenses of $142,786 during the comparable three month period ending February 29, 1996 to February 28, 1995.

Selling, general and administrative expenses increased sharply for the three months ended February 29, 1996 to $283,138 from $140,352 for the comparable period the prior year which ended February 28, 1995. This increase was a result of increases in advertising, legal, consulting and bad debt expenses. These were one time expenses and are not anticipated to reoccur in the future.

Inventory increased at February 29, 1996 to $220,681 as compared to $199,195 at February 28, 1995 as a result of increases in raw materials and work-in-process inventory.

FINANCIAL CONDITION

Current liabilities as of February 29, 1996 were $114,874 a decrease from $173,766 at the end of February 28, 1995. Working capital decreased to $2,550,792 for the period ended February 29, 1996 as compared to $2,899,001 at February 28, 1995.

The Company's financial condition has declined slightly over the past twelve months due to a lower than expected sales performance. Total current assets amounted to $2,665,666 at February 29, 1996 as compared to $3,072,767 as of February 28, 1995.

Cash and short-term investments and Certificate of Deposit amounted to approximately $2,100,000 as of February 29, 1996. The Company has no significant commitments at this time which would require that it expend a significant portion of its capital. Accordingly, the amount of funds currently available are expected to be sufficient to fulfill the Company's anticipated cash requirements and other uses throughout 1996.

PART II - OTHER INFORMATION - None


                               SIGNATURE

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.


                                           Sentex Sensing Technology, Inc.



                                           /s/ James G. Few
                                           James G. Few
                                           Chief Financial Officer

Dated: April 15, 1996