Form 10-Q
period 1996-05-31
SENTEX SENSING TECHNOLOGY INC
filed 1996-07-15
CIK 729599

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended __________         May 31, 1996__________
- --------------------------------------------------------------------


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

Registrant's telephone number, including area code   (201) 945-3694____________


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

                                    Yes          No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,360,081

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1996 [UNAUDITED]




Assets:
Current Assets:
   Cash and Cash Equivalents                                    1,873,656
   Accounts Receivable                                            144,299
   Inventories                                                    211,140
   Prepaid Expense                                                11,988
   Other Current Assets                                           20,508
   Income Tax Refunds                                             16,000
   Note Receivable                                                38,068
                                                         ---------------
   Total Current Assets                                         2,315,659

Equipment and Improvements - (Net of  Accumulated                 37,472
Depreciation and Amortization)

Covenant Not To Compete - ( Net of Amortization)                  91,667

 Other Assets                                                       7,248

Total Assets                                                $  2,452,046
                                                            ============

Liabilities and Stockholders' Equity :
Current Liabilities:
   Accounts Payable                                      $        35,643
   Accrued Expenses and Other Current Liabilities                  42,568
   Due to Related  Party                                           33,333
   Total Current Liabilities                                     111,544

 Due to Related Party                                              33,333

Commitments and Contingencies                                          --

Stockholders' Equity:
   Common Stock, No Par Value, Authorized 200,000,000
   Shares, Issued 76,206,081 Shares, Outstanding
   67,360,081 Shares                                         1,955,489
   Retained Earnings                                            664,898
   Total                                                     2,620,387

   Less:   Treasury Stock - At Cost - 8,846,000                 313,218
                                                         --------------
  Total Stockholders' Equity                                 2,307,169
                                                         -------------
Total Liabilities and Stockholders' Equity               $  2,452,046
                                                         ============

See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]


                            Three months ended                       Six months ended

                              May 31,         May 31,        May 31,        May 31,
                                1996           1995           1996            1995
Revenues:

Net Sales                  $        144,525      $  383,882     $   453,570       $   709,982


Interest and Other Income              15,531         29,151         34,786         172,669
- -------------------------  -------------------   --------------   ------------    ------------
   Total Revenues                    160,056        413,033          488,356          882,651
- -----------------          -------------------   -----------------  --------     -------------


Costs and Expenses:

Cost of Sales                        105,931          90,835       246,213          266,496
- -------------              ----------------------------------------------------------------
Selling, General & Admin.            301,338        243,438        584,476          383,791
- -------------------------  ----------------------------------------------------------------
Research & Development                 48,634       104,757        103,067          191,611
- ----------------------     ----------------------------------------------------------------
   Total Cost & Expenses             455,903        439,030        933,756          841,898
- ------------------------   ----------------------------------------------------------------



Income (Loss) Before               (295,847)        (25,997)     (445,400)           40,753
- --------------------       ----------------------------------------------------------------
Income Taxes
- ------------


Provision for Income Taxes                     0     (6,050)                 0         2,114
- -------------------------- -----------------------------------------------------------------


Net  Income (Loss)         $      (295,847     $   (19,947)     (445,400)         $   38,639
- ------------------         ---------------------------------------------------------------


Net Income per Share       $              $   0          $    0          $   0               0
- --------------------       -------------------------------------------------------------------


Weighted Average Number         67,360.081     68,623,855     67,360.081      69,126,164
- -----------------------    --------------------------------------------- ---------------
of Shares


See Notes to Consolidated Financial Statements.



SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                              SIX MONTHS ENDED

                                                           May 31,             May 31,
                                                            1996                1995
                                                            ----                ----
Operating Activities:

Net (Loss) Income                                      $       (445,400$          38,639
- -----------------                                      -------------------   --------------
Adjustments to reconcile Net (Loss) Income to Net Cash
   Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                      19,852        6,764
- --------------------------------                       ----------------------------------
   Deferred Income Tax                                                     0       (2,760)
- ----------------------                                 -----------------------------------
   Gain on Sale of Assets                                              (1,500)           0
- -------------------------                              ------------------------------------
   Gain on Sale of Investments                                         (6,384)            0
- ------------------------------                             ---------------------------------

   Provision for Bad Debts                                            15,839             0
- --------------------------------------------------------------------------------------------


Change in Assets and Liabilities:
   (Increase) Decrease in:
   Accounts Receivable                                                93,094       125,976
- ----------------------                                 --------------------------------
   Inventories                                                        22,834        (12,918)
- --------------                                         ----------------------------------
   Prepaid Expenses                                                     (365)              0
- -------------------                                    -------------------------------------
   Other Assets                                                        3,488               0
- ---------------                                        -------------------------------------
   Other Current Assets                                                23,959        (15,255)
- -----------------------                                ----------------------------------
   Income Tax Refund                                                  (3,600)       (48,068)
- --------------------                                   ----------------------------------

   Increase (Decrease) in:
   Accounts Payable                                                  (1,807)       (18,128)
- -------------------                                    ----------------------------------
   Accrued Expenses and Other Current Liabilities                    (38,131)        (19,423)
- -------------------------------------------------      ----------------------------------

Total Adjustments                                                     127,279       16,188
- -----------------                                      ---------------------------------

Net Cash Provided (Used) by Operating Activities                     (318,121)       54,827
- ------------------------------------------------       ---------------------------------

Investing Activities:

   Proceeds on Sale of Equipment                                        1,500       5,311
- --------------------------------                       ----------------------------------
   Redemption of Short-Term Investments                               337,635     1,593,758
- ---------------------------------------                ------------------------------

   Payment to Related Party                                            33,333         0
- ---------------------------                            ------------------------------------
   Purchase of Treasury Stock                                              0     (87,783)
- -----------------------------                          ----------------------------------
Net Cash Provided by - Investing Activities                           305,802      1,511,286
- -------------------------------------------            -------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (12,319)    1,566,113
- ----------------------------------------------------   -------------------------------

Cash and Cash Equivalents - Beginning of Periods                     1,885,975   576,157
- ------------------------------------------------       --------------------------------

Cash and Cash Equivalents - End of Periods             $             1,873,656 $  2,142,270
- ------------------------------------------             ---------------         --------------






 Supplemental Disclosure of Non-Cash Investing Activities:
  On March 1, 1996, the Company entered into a Covenant Not to Compete agreement with a related party for a total of $100,000. As of May 31, 1996, the remaining $66,667 is to be paid in equal installments of $33,333 during January 1997 and 1998.

See Notes to Consolidated Financial Statements.





SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]



[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at May 31, 1996 and the results of operations and cash flows for the six months ended May 31, 1996 and 1995.

[2] The results of operations for the six months ended May 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

[3] Inventory

Inventories consist of:

                                                 May 31,
                                                  1996

                    Raw Materials               $ 106,833
                    Work-in-Process                11,424
                    Finished Goods                 92,883
                                                   ------

                      Total                     $ 211,140
                                                = =======


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

RESULTS OF OPERATIONS

The Company is engaged in the business of developing, manufacturing and selling automated devices designed to identify and measure the concentrations of certain chemicals in air, water and soil. The Company also sells a portable and walk-through explosives detector, two portable air analyzers, a portable and fixed-site water monitoring system and a sensor which measures the total organic content of air. The Company, also, provides technical assistance and service to its customers and on occasion, performs research and development, on a contractual basis, to develop instrumentation designed to fulfill customer-specific analytical requirements. Currently all of the Company's products employ gas chromatography as the method of analysis.

The Company intends to develop, acquire or merge with other businesses which may be unrelated to its present activities and is presently investigating such opportunities. As of June 26, 1996 the Company and Monitek Technologies, Inc. (OTC: (MTEK)) ("Monitek") jointly announced their respective approvals of an Agreement and Plan of Merger (the "Merger") whereby Sentex will acquire Monitek and operate Monitek as a wholly owned subsidiary. Both companies are designers, developers and manufactures of instruments for analysis or monitoring of liquids, soil and air in industrial, municipal and environmental industries. The companies' products are sold world-wide.

The Merger Agreement provides that Monitek's Common Stock will be exchanged for 11,659,681 Sentex Common shares, which based on the number of shares of Monitek's Common Stock outstanding as of today, equals an exchange of 6,897 Sentex Common Shares for each share of Monitek's Common Stock. The Merger Agreement also provides that all the shares of Monitek's Class A Common Stock will be exchanged for Convertible Notes in the aggregate principle sum of approximately $486,000. Based on the conversion rate specific in the Class A Convertible Note each share of Monitek's Class A Common Stock will, subject to the restrictions on conversion discussed below, effectively be exchanged for
6.897 Sentex Common Shares.

Upon the completion of the Merger, the number of the Board of Directors of Sentex shall be increased from five members to six members. The additional vacancy will be filled by a nominee of Clarion Capital Corporation, the controlling shareholder of Monitek ("Clarion"). Clarion will also receive a convertible note in the aggregate principal amount of $136,414 in exchange for certain indebtedness owed to it by Monitek (the "Clarion Note").

The Sentex Common Shares exchanged for shares of Monitek's Common Stock will represent approximately 15% of the issued and outstanding Sentex Common Shares at that time. Upon conversion, the Notes are convertible into a maximum of 15,666,080 Sentex Common Shares, which based on the anticipated total issued and outstanding Sentex common shares at the completion of the Merger will be approximately 29%.

The Merger is subject to the fulfillment of certain conditions and obligations of both companies, including the approval of the Merger by the majority of the shareholders of Monitek and Sentex of each voting class of Common Stock of Monitek.

QUARTER ENDED MAY 31, 1996 COMPARED TO QUARTER ENDED MAY
31, 1995

Total revenue decreased, at May 31, 1996 to $488,356 as compared to $882,651 at May 31, 1995, primarily as a result of a significant decrease in sales orders and other income, which in 1995 included non-recurring revenues of $107,593 ($60,000 from a research and development contract and $47,493 from a federal income tax return). For the six months ended May 31, 1996 net sales dropped to $453,570 from $709,982 for the comparative period ended May 31, 1995 in the prior fiscal year. Cost of goods sold as a percentage of sales decreased to 46% for the six months ended May 31, 1996 as compared to 62% during the comparable period the prior year. Gross profit dollars for the six month period ended May 31, 1996 decreased to $207,357 from $443,486 during the comparable period the prior year. The decreased margin was due to the fixed manufacturing cost impact on the drop in sales.

Orders for the Company's products received but not yet delivered as of May 31, 1996 amounted to $63,775 which represents a decrease from orders received but not yet delivered as of May 31, 1995 of $78,593.

Operations resulted in a net loss of $445,400 for the six months ended May 31, 1996 as compared to income of $40,753 for the comparative period ended May 31, 1995 in the prior fiscal year. The loss, when compared to prior year, was caused by lower sales, non-recurring revenue from the prior year of $107,593 and an increase in Selling, General and Administrative expenses of $200,685 during the comparable six month period ending May 31, 1996 to May 31, 1995.

Selling, general and administrative expenses increased sharply for the six months ended May 31, 1996 to $584,476 from $383,791 for the comparable period the prior year which ended May 31, 1995. This increase was a result of increases in advertising, legal, consulting and bad debt expenses. Many of these expenses were one time expenses associated with the sale of control of the Company to CPS Capital in March 1996 and subsequent expenses associated with the Merger with Monitek in June of this year and are not anticipated to re-occur in the future.

Inventory increased at May 31, 1996 to $211,140 as compared to $202,223 at May 31, 1995 as a result of increases in raw materials and work-in-process inventory.

FINANCIAL CONDITION

Current liabilities as of May 31, 1996 were $111,544 a decrease from $152,478 at the end of May 31, 1995. Working capital decreased to $2,204,115 for the period ended May 31, 1996 as compared to $2,845,899 at May 31, 1995.

The Company's financial condition has declined slightly over the past twelve months due to a lower than expect sales performance. Total current assets amounted to $2,315,659 at May 31, 1996 as compared to $2,998,377 as of May 31, 1995.

Cash and short-term investments amounted to approximately $1,900,000 as of May 31, 1996. The Company has no significant commitments at this time which would require that it expend a significant portion of its' capital. Accordingly, the amount of funds currently available are expected to be sufficient to fulfill the Company's anticipated cash requirements and other uses throughout 1996.