Form 10-Q
period 1996-08-31
SENTEX SENSING TECHNOLOGY INC
filed 1996-10-15
CIK 729599

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES  EXCHANGE ACT OF 1934

     For the quarterly period ended __________    August 31, 1996__________


                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                            to

Commission File Number
     0-13328

                         SENTEX SENSING TECHNOLOGY, INC.
             [Exact name of registrant as specified in its charter]

         New Jersey                                    22-2333899
[State or other jurisdiction of           [I.R.S. Employer Identification No.]
incorporation or organization]

553 Broad Avenue,  Ridgefield, New Jersey                 07657
[Address of principal executive offices]               [Zip Code]

Registrant's telephone number, including area code   (201) 945-3694__________


[Former name, former address and former fiscal year, if changed since last report.]

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



SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,661,441
  Short-Term Investments                                                    100,000
  Accounts                                                                  389,737
  Inventories                                                               181,655
  Prepaid Expenses                                                           15,874
  Income Tax Refunds                                                         14,647
  Note Receivable                                                            50,083
  Other Current Assets                                                        5,139
                                                                        -----------

  Total Current Assets                                                    2,418,576

Equipment and Improvements - [Net of Accumulated
  Depreciation and Amortization]                                             33,091

Covenant Not To Compete - [Net of Amortization]                              83,333

Deferred Charges                                                             62,500

Other Assets                                                                  5,745

  Total Assets                                                          $ 2,603,245
                                                                        ===========

Liabilities and Stockholders' Equity :
Current Liabilities:
  Accounts Payable                                                      $    36,633
  Accrued Expenses and Other Current Liabilities                            105,875
  Due to Related Party                                                       33,333
  Note Payable - Bank                                                       190,000
                                                                        -----------

  Total Current Liabilities                                                 365,841

Due to Related Party                                                         33,333

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Common Stock, No Par Value, Authorized 200,000,000
   Shares, Issued 76,206,081 Shares, Outstanding 67,360,081 Shares        1,955,489

  Retained Earnings                                                         561,800

  Total                                                                   2,517,289
  Less:   Treasury Stock - At Cost - 8,846,000                              313,218
                                                                        -----------

  Total Stockholders' Equity                                              2,204,071

  Total Liabilities and Stockholders' Equity                            $ 2,603,245
                                                                        ===========

See Notes to Consolidated Financial Statements.



SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------



                                       Three months ended      Nine months ended
                                           August 31,             August 31,
                                           ----------             ----------
                                       1 9 9 6     1 9 9 5   1 9 9 6      1 9 9 5
                                       -------     -------   -------      -------


Revenues:
  Net Sales                          $   353,504 $  349,742 $   807,074 $ 1,059,724
  Interest and Other Income               32,506     71,946      67,292     197,022
                                     ----------- ---------- ----------- -----------

  Total Revenues                         386,010    421,688     874,366   1,256,746
                                     ----------- ---------- ----------- -----------

Costs and Expenses:
  Cost of Sales                          102,371    118,308     348,584     384,804
  Selling, General and Administrative    319,475    256,063     903,951     639,854
  Research and Development                63,645     70,323     166,712     261,934
                                     ----------- ---------- ----------- -----------

  Total Cost and Expenses                485,491    444,694   1,419,247   1,286,592
                                     ----------- ---------- ----------- -----------

  [Loss] Income Before Income Taxes      (99,481)   (23,006)   (544,881)    (29,846)

Provision for Income Taxes                 3,618      5,095       3,618     (40,384)
                                     ----------- ---------- ----------- -----------

  Net [Loss] Income                  $  (103,099)$  (28,101)$  (548,499)$    10,538
                                     =========== ========== =========== ===========

Net Income Per Share                 $        -- $       -- $        -- $        --
                                     =========== ========== =========== ===========

Weighted Average Number of Shares     67,360,081 67,873,339  67,360,081  68,287,327
                                     =========== ========== =========== ===========


See Notes to Consolidated Financial Statements.



SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                               Nine months ended
                                                                  August 31,
                                                             1 9 9 6      1 9 9 5

                                                            -------      -------
Operating Activities:

  Net [Loss] Income                                         $  (548,499)$    10,538
                                                            ----------- -----------
  Adjustments to Reconcile Net [Loss] Income to
   Net Cash [Used for] Operating Activities:
   Depreciation and Amortization                                 33,945      10,722
   Deferred Income Tax                                               --      (2,760)
   Gain on Sale of Assets                                        (1,500)         --
   Gain on Sale of Investments                                   (6,384)         --
   Provision for Bad Debts                                       18,877          --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                       (141,622)     50,414
     Inventories                                                 52,320     (12,563)
     Prepaid Expenses                                            (4,251)         --
     Other Current Assets                                        28,523     (20,533)
     Income Tax Refund                                           (2,247)    (48,068)
     Other Assets                                                 4,990          --

   Increase [Decrease] in:
     Accounts Payable                                              (817)      8,196
     Accrued Expenses and Other Current Liabilities              25,176     (18,671)
                                                            ----------- -----------

   Total Adjustments                                              7,010      33,263
                                                            ----------- -----------

  Net Cash - Operating Activities                              (541,489)    (22,725)
                                                            ----------- -----------

Investing Activities:
  Proceeds on Sale of Equipment                                   1,500       5,311
  Redemption of Short-Term Investments                          372,667   1,797,589
  Purchase of Investments                                      (100,000)         --
  Payment to Related Party                                      (33,333)         --
  Issuance of Note Receivable                                   (50,000)         --
  Purchase of Treasury Stock                                         --     (97,442)
  Purchase of Equipment and Improvements                         (1,379)         --
                                                            ----------- -----------

  Net Cash - Investing Activities                               189,455   1,705,458
                                                            ----------- -----------

Financing Activities:
  Proceeds from Bank Loan                                       190,000          --
  Organizational Costs                                          (62,500)         --
                                                            ----------- -----------

  Net Cash - Financing Activities                               127,500          --
                                                            ----------- -----------

  Net [Decrease] Increase in Cash and Cash Equivalents         (224,534)  1,682,733

Cash and Cash Equivalents - Beginning of Periods              1,885,975     576,157
                                                            ----------- -----------

  Cash and Cash Equivalents - End of Periods                $ 1,661,441 $ 2,258,890
                                                            =========== ===========

Supplemental Disclosure of Non-Cash Investing Activities:
  On March 1, 1996, the Company entered into a Covenant Not to Compete agreement with a related party for a total of $100,000. As of August 31, 1996, the remaining $66,667 is to be paid in equal installments of $33,333 during January
1997 and 1998.

See Notes to Consolidated Financial Statements.


SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------------------------------



[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at August 31, 1996 and the results of operations and cash flows for the nine months ended August 31, 1996 and 1995.

[2] The results of operations for the nine months ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

[3] Inventory

Inventories consist of:
                                              August 31,
                                                1 9 9 6

Raw Materials                                 $    83,760
Work-in-Process                                     4,690
Finished Goods                                     93,205
                                              -----------

  Total                                       $   181,655
  -----                                       ===========

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


                    .   .   .   .   .   .   .   .   .   .   .

SENTEX SENSING TECHNOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




The Company currently has three wholly owned subsidiaries, Sentex Systems, Inc., the operating subsidiary, and Sentex Acquisitions Corp., a dormant acquisition subsidiary, and Sentex Merger Corp., the subsidiary being used to effect the Merger described herein. Hereinafter the "Company" shall refer to Sentex Sensing Technology, Inc. and its three wholly owned subsidiaries, Sentex Acquisition Corp.
and Sentex Systems, Inc., and Sentex Merger Corp.

The Company, which primarily conducts its business through Sentex Systems, Inc., is engaged in the business of developing, manufacturing and selling automated devices designed to identify and measure the concentrations of certain chemicals in air, water and soil. The Company also sells a portable and walk-through explosives detector, two portable air analyzers, a portable and fixed-site water monitoring system and a sensor which measures the total organic content of air. The Company, also, provides technical assistance and service to its customers and on occasion, performs research and development, on a contractual basis, to develop instrumentation designed to fulfill customer-specific analytical requirements. Currently all of the Company's products employ gas chromatography as the method of analysis.

As of June 26, 1996 the Company and Monitek Technologies, Inc. [OTC: [MTEK]] ["Monitek"] jointly announced their respective approvals of an Agreement and Plan of Merger [the "Merger"], which was amended and restated on July 30, 1996 [the "Merger Agreement"] whereby the Company will acquire Monitek and operate Monitek as a wholly owned subsidiary. Both companies are designers, developers and manufactures of instruments for analysis or monitoring of liquids, soil and air in industrial, municipal and environmental industries. The companies' products are sold world-wide.

The Merger Agreement provides that Monitek's Common Stock will be exchanged for 11,659,681 Sentex Common shares, which based on the number of shares of Monitek's Common Stock outstanding as of today, equals an exchange of 6.8974890 Sentex Common Shares for each share of Monitek's Common Stock. The Merger Agreement also provides that all the shares of Monitek's Class A Common Stock will be exchanged for Convertible Notes in the aggregate principle sum of approximately $486,000. Based on the conversion rate specific in the Class A Convertible Note each share of Monitek's Class A Common Stock will, subject to the restrictions on conversion discussed below, effectively be exchanged for
6.8974890 Sentex Common Shares, or an aggregate amount of $8,640,320 Sentex Common Shares.

Upon the completion of the Merger, the number of the Board of Directors of Sentex may be increased from five members to six members. The additional vacancy will be available for a nominee of Clarion Capital Corporation, the controlling shareholder of Monitek ["Clarion"], at their option. Clarion will also receive a convertible note in the aggregate principal amount of $136,414 in exchange for certain indebtedness owed to it by Monitek [the "Clarion Note"].

The Sentex Common Shares exchanged for shares of Monitek's Common Stock will represent approximately 15% of the issued and outstanding Sentex Common Shares at that time. Upon conversion, the Notes are convertible into a maximum of 15,666,080 Sentex Common Shares, which assuming such shares were issued and outstanding at the completion of the Merger will be approximately 29%.

The Merger is subject to the fulfillment of certain conditions and obligations of both companies, including the approval of the Merger by the majority of the shareholders of Monitek and Sentex of each voting class of Common Stock of Monitek. A Joint Proxy Statement/Prospectus was mailed to the shareholders of the Company and the stockholders of Monitek on or about October 11, 1996. A special meeting for the Company and Monitek will each be held on November 14, 1996.

SENTEX SENSING TECHNOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

Nine Months Ended August 31, 1996 Compared to August 31, 1995

Total revenue decreased, at August 31, 1996 to $874,366 as compared to $1,256,746 at August 31, 1995, primarily as a result of a significant decrease in sales orders and other income, which in 1995 included non-recurring revenues of approximately $154,000 [$107,000 from a research and development contract and $47,000 from a federal income tax refund]. For the nine months ended August 31, 1996 net sales dropped to $807,074 from $1,059,724 for the comparative period ended August 31, 1995 in the prior fiscal year. Cost of goods sold as a percentage of sales increased to 43% for the nine months ended August 31, 1996 as compared to 36% during the comparable period the prior year. Gross profit dollars for the nine month period ended August 31, 1996 decreased to $458,490 from $674,920 during the comparable period the prior year. The decreased margin was primarily due to the fixed manufacturing cost impact on the drop in sales.

Orders for the Company's products received but not yet delivered as of August 31, 1996 amounted to $106,820 which represents a increase of $8,255 from orders received but not yet delivered as of August 31, 1995 of $98,565.

Operations resulted in a net loss of $548,499 for the nine months ended August 31, 1996 as compared to income of $10,538 for the comparative period ended August 31, 1995 in the prior fiscal year. The loss, when compared to prior year, was caused primarily by lower sales and non-recurring revenues that resulted in a reduction of gross profit by $346,160. In addition, Selling, General and Administrative expenses increased $264,097 offset by a reduction in Research and Development expenses of $95,222 during the comparable nine month period ending August 31, 1996 to August 31, 1995.

The sharp increase in Selling, general and administrative expenses for the nine months ended August 31, 1996 to $903,951 from $639,854 the comparable period the prior year was a result of increases in advertising, legal, consulting and bad debt expenses. Many of these expenses were one time expenses associated with the sale of control of the Company to CPS Capital in March 1996 and subsequent expenses associated with the pending merger with Monitek and are not anticipated to re-occur in the future.

Inventory decreased at August 31, 1996 to $181,655 as compared to $201,868 at August 31, 1995 as a result of decreases in raw materials and work-in-process inventory.

Financial Condition

Current liabilities as of August 31, 1996 were $365,841 a large increase from $174,041 at the end of August 31, 1995, due to a note payable entered into during the third quarter. Working capital decreased to $2,052,735 for the period ended August 31, 1996 as compared to $2,817,610 at August 31, 1995.

The Company's financial condition has declined slightly over the past twelve months due to a lower than expected sales performance. Total current assets amounted to $2,418,576 at August 31, 1996 as compared to $2,991,651 as of August 31, 1995.

Cash and short-term investments amounted to approximately $1,760,000 as of August 31, 1996. The Company has no significant commitments at this time which would require that it expend a significant portion of its' capital. Accordingly, the amount of funds currently available are expected to be sufficient to fulfill the Company's anticipated cash requirements and other uses throughout the next year.