Form 10KSB
period 1996-11-30
SENTEX SENSING TECHNOLOGY INC
filed 1997-02-28
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No, 2-13328
                  For the fiscal year ending November 30, 1996

                         SENTEX SENSING TECHNOLOGY, INC.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


                   New Jersey                                 22-2333899
            ---------------------------                      ------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                 553 Broad Avenue
              Ridgefield, New Jersey                            07657
            ---------------------------                      ------------
       (Address of principal executive offices)               (Zip Code)


                                 (201) 945-3694
                   -------------------------------------------
               (Registrant's telephone number including area code)

                                -------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Shares, no par value



     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on the NASDAQ Small Cap Market System on February 24, 1997: $4,056,570

     Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of February 25, 1997 is 78,919,762.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)


Yes                                 No    X
     -----                              -----


DOCUMENTS INCORPORATED BY REFERENCE


Part IV - Item 13 - Exhibits, Financial Statement
   Schedules, and Reports on Form 8-K                           See Page 27

ITEM 1   BUSINESS
------   --------

DEVELOPMENT OF BUSINESS
-----------------------

     Initially formed in November 1980 under the name Sinex Corp., Sentex Sensing Technology, Inc., a New Jersey corporation (the "Company"), commenced the commercial production of a portable explosives detector of its own design, the T-54, which was sold on a worldwide basis by an unaffiliated third party pursuant to an exclusive distribution agreement. Since 1984, the Company has marketed this product under the trade name Scanex Jr. the Company also markets a walk-through, stationary explosives detector, the Scanex I. Additionally, in 1984, the Company entered the environmental marketplace with both portable and fixed site gas chromatography that tests air, soil, and water for chemicals deemed potentially hazardous. Through fiscal 1996, the Company generally conducted the operations of its business through Sentex Systems, Inc., a Delaware corporation and wholly owned subsidiary of the Company.

     In April 1984, the Company sold, in its initial public offering, 12,500,000 units. Each unit consisted of two Common Shares, no par value of the Company (the "Common Shares") and a warrant to purchase one Common Share. No warrants are presently outstanding.

     On March 1, 1996, certain shareholders of the Company sold a substantial portion of their shares to CPS Capital, Ltd., an Ohio limited liability company, ("CPS"). As a result of such acquisition, CPS became the record holder of 17,706,461 Common Shares. In addition, pursuant to two shareholders agreements with two of the then principal shareholder of the Company, CPS obtained voting control of an additional 9,389,204 Common Shares. In total, CPS is the beneficial owner of 27,095,665 of the Company's Common Shares, which currently represents approximately 34% of the outstanding Common Shares. CPS is controlled by Robert S. Kendall, the chairman and Chief Executive Officer of the Company. (See Item 12).

     Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek") became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of Sentex Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Subcorp"), with and into Monitek. Monitek will now be operated as a wholly owned subsidiary of the Company. Monitek also operates a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH, which over the last three years has accounted for over 60% of Monitek's total revenues. Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments. The Company plans to integrate the operations of Monitek with the operations of the of the Company as conducted through the end of this fiscal year ("Sentex").

     Prior to the Merger, there were two classes of Monitek common stock outstanding. Upon the consummation of the Merger, the shares of Common Stock, $0.01 par value, of Monitek (the "Monitek Common Stock") were exchanged for an aggregate of 11,659,681 Common Shares or 6.8974890 Common Shares for each share of Monitek Common Stock. The shares of Monitek Class A Common Stock, $0.01 par value, of Monitek (the "Monitek Class A Common Stock") were exchanged for Class A Convertible Notes in the aggregate principal amount of $485,586 (the "Class A Convertible Notes"), each share of Monitek Class A Common Stock being exchanged for $0.3876389 of principal of a Class A Convertible Note. The principal amount of the Class A Convertible Notes can be converted into an aggregate of 8,640,320 Common Shares (at a rate of $0.0562 per share) after approximately three years (or earlier under certain conditions). The conversion rate of $0.0562 will enable the holders of the Class A Convertible Notes to receive on conversion
6.8974890 Common Shares for each share of Monitek Class A Common Stock owned by such holders immediately prior to the consummation of the Merger.

     Clarion Capital Corporation, a Delaware corporation and the principal stockholder of Monitek prior to the Merger ("Clarion"), exchanged a promissory note issued by Monitek in the aggregate principal amount of $476,940 that was secured by substantially all the assets of Monitek for a convertible note issued by the Company in the principal amount of $136,414 (the "Clarion Note"). The principal amount of the Clarion Note can be converted into 7,031,649 Common Shares (at a rate of $0.0194 per share) after approximately three years (or earlier under certain conditions).

     The Merger was consummated as part of a strategic plan of the Company to counteract the reduction of its sales in the last four years. The estimated fair market value of tangible assets and liabilities acquired pursuant to the Merger was $2,650,153 and $2,013,236 (approximately $540,000 of which was eliminated in consolidation), respectively. Goodwill of $251,402 was recorded as an intangible asset in connection with the Merger (see Note 3 to the Financial Statements for more detail on the accounting treatment and pro forma consolidated results of the Company).


DESCRIPTION OF BUSINESSES OF SENTEX AND MONITEK
-----------------------------------------------

     General

     Sentex is engaged in the business of developing, manufacturing and selling automated instruments designed to identify and measure the concentrations of certain chemicals in air, soil and water. Sentex sells portable and walk-through explosive detectors, two portable air analyzers, a portable and fixed-site water-monitoring system and a sensor which measures the total organic content of air. Sentex's products are sold to customers who employ them for bomb detection, environmental testing and the monitor and control of specific industrial processes. Sentex also provides technical assistance and service to its customers and on occasion performs research and development on a contractual basis to develop instrumentation designed to fulfill customer-specific analytical requirements. All of Sentex's products employ gas chromatography as the method of analysis.

     Gas chromatography, a well-established technique with more than 30 years of application, is used to identify unknown chemicals and determine their concentrations in a given sample. The identification of the chemical and its concentration are obtained by comparing the speed electronic intensity at which the pure unknown chemical travels in a controlled environment to the known speed of and electronic intensity of a pure known chemical. Sentex has refined this basic process to allow its products to detect minute quantities of potentially hazardous chemicals.

     Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments. Monitek's products are typically used in-line (i.e., inserted directly into the monitored liquid), thereby facilitating automation and control of various industrial processes by providing on-line (i.e., continuous) measurement of the characteristic being monitored. Monitek's current line of products, which are based on optical, ultrasonic, acoustic and magnetic technologies, have been specially adapted for various applications in the chemical and petrochemical, water treatment, food and beverage, pulp and paper, and biotechnology and pharmaceutical industries, where their abilities to withstand high temperature, extremes in pressure and corrosive environments are important factors. The Company believes Monitek's instruments are capable of adaptation and enhancement for use in other industries, as well as for additional applications in those industries which Monitek currently serves. Monitek's products are currently sold worldwide.

     Existing Products

     Existing Sentex Products. Sentex currently markets six products. Two products are used to detect explosives and the other four are used in environmental testing or process control.

     The Scanex Jr. and Scanex I are the two products which are used to detect explosives. The Scanex Jr. is a portable, briefcase-sized detector that samples air to detect the presence of the most commonly used explosives. The Scanex Jr., however, may be unable to detect nonconventional explosives and may not be effective where explosives are concealed in tightly sealed containers which prevent the escape of air. Scanex I is a walk-through explosive detector. The Scanex I screens persons entering a restricted area or company, such as a nuclear power plant, to determine the potential presence of explosive substances by sampling the air surrounding the person. It is also subject to the same limitations as the Scanex Jr. In fiscal 1996, sales of these two products comprised an immaterial amount of the Company' total revenues.

     The other four products, the Scentoscreen, the Scentograph Plus II, the Aquascan and the Scentoscan, are primarily used by persons in environmental industries or industries that must control a process.

     The Scentoscreen is a self-contained, portable gas chromatograph designed specifically as a comprehensive screening tool for determination of hazardous chemicals. It is completely automatic and detects individual volatile compounds in air, water and soil.

     The Scentograph Plus II is a battery-operated portable gas chromatograph designed to perform a complete laboratory analysis on-site. Powered by a detachable, lap-top computer, the Scentograph Plus II stores all data on a disk and is capable of being operated from off-site locations.

     The Aquascan is a portable or stationary water-monitoring system that can detect volatile organic compounds to levels below one part per billion. The Aquascan is totally computerized and the system can automatically analyze a water sample from multiple sources and can interface with a variety of water treatment and remediation systems.

     The Scentoscan is a stationary analyzer intended to monitor volatile compounds in air from up to 32 locations simultaneously. It is fully automatic and controlled by a desk-top portable computer. This product has been recently redesigned to provide rack-mounted operation, multiple computer interfaces, and customer-selected alarm levels.

     Existing Monitek Products. Monitek's products consist of optical based products, non-optical based products and spare parts of its optical and nonoptical based products.

     (i) Optical Based Products. The heart of Monitek's product line are suspended solids analyzers, which are in-line monitors that measure clarity, suspended solids content and purity of liquids. Monitek's two major types of suspended solids analyzers, which operate on the same basic principle, are turbidimeters and concentration/content monitors. The suspended solids analyzers work on the principle of light scatter and/or absorption. Light is emitted by the instrument and photosensors detect the amount of light that is either scattered or absorbed by the solids in the liquid. This information is transmitted to a remote electronic indicating transmitter device, which displays the data on a scale of the characteristic being monitored and retransmits the information to a control computer or data logger. Many of Monitek's transmitters offer alarm features while others eliminate false readings caused by bubbles or signal an abnormal sample. The sales prices of suspended solids analyzers range from $4,000 to $10,000 per system.

     Monitek's suspended solids analyzers are available in a wide range of sizes and configurations to meet customer requirements. Monitek's basic instruments can also be specially adapted for particular applications with the addition of available options. Certain instruments are designed to be "explosion proof," (i.e., the instrument is enclosed in such a way as to prevent internal electrical or chemical reactions from igniting explosive mixtures existing in the atmosphere surrounding the encased instrument, and have been approved for the use in explosive environments by Underwriters' Laboratories (U.L.)). This characteristic is of a particular importance in the petrochemical industry. Other instruments are adapted to be watertight and dust-tight to protect the equipment against splashing, seeping or falling water and severe external condensation, while others are adapted to withstand high temperatures, extremes in pressure and corrosion for applications in such industries as the chemical and pulp and paper industries. An example of an adaptation for a particular application is a line of Monitek's suspended solids analyzers-Cleansimatic Liquid Analysis Meters (CLAM)- which employ a mechanical self-cleaning apparatus designed to eliminate the problem of fouling inherent in wastewater treatment applications.

     Monitek has developed two insertable in-line sensors, one for measurement of consistency, for use in various industries and the other (Cell Density Analyzer) for measurement of cell growth rate and concentration in fermentation processes. Fermentation is a major process used in the pharmaceutical and biotechnology industries and the instrument provides a continuous measurement relative to cell growth. Unlike Monitek's original line of suspended solids analyzers, which require accessories fitted to the actual pipe size to which the instrument is attached, the insertable fiber optic sensors are capable of being inserted into any size pipe through special fittings. The advantage of such devices over conventional suspended solids analyzers is their ability to provide the customer with an easier, more cost-effective means of installation and servicing, in that it does not require shutting down the process flow of the liquid or extensive structural work often necessary with the non-insertable products.

     A second optical-based product line is color monitors, which are used to measure the difference in the absorption of light through a liquid at two wavelengths. This measurement is indicative of color or concentration. To date, these instruments have been sold primarily to petrochemical refineries where the avoidance of color in the final product is essential. Monitek's color monitors also have application in the processes of color addition and color removal in such industrial liquids as printing inks, sugar, vegetable oil, beverages and solvents. Color monitors use photosensors and optical filters that detect the amount of light absorbed by the pertinent wavelength or color. Sales prices of color monitors range from $5,000 to $12,000 per system.

     (ii) Non-Optical-Based Products. Monitek currently markets three non-optical-based products. The first is an insertable magnetic flowmeter, a device which measures flow of liquids in closed pipes. The flow of the measured liquid through the sensor's magnetic field creates a voltage proportional to the flow. This voltage is sensed, amplified and combined with the cross-sectional area of the pipe to produce a flow measurement. Monitek's magnetic flowmeters, which range in price from $3,000 to $5,000, have applications in water distribution, water treatment and pulp and paper plants.

     The ultrasonic level and flow meter is Monitek's second significant non-optical-based product line. These instruments were designed to measure the level of any liquid, solid or granular material in any vessel or open area using non-contact, ultrasonic techniques and to calculate electronically the height or volume of the monitored material based on the size of the vessel. When used in a flume or weir, level is electronically interpreted as flow. Ultrasonic level and flow meters have traditionally ranged in price from $1,000 to $2,500.

     The Micro Pure ultrasonic suspended solids meter, the third significant non-optical based product line, has allowed Monitek to expand into new markets and improve its effectiveness in existing markets. The acoustic technique allows the low range measurement of suspended solids and emulsions independent of color and coating. Significant opportunities exist for measuring oil in water, inks, dyes and photographic liquids, all of which have been difficult measurements for Monitek's optical products because of the lack of light and/or existence of substances (i.e., oil) which coat the optical parts. Micro Pure products range in price from $10,000 to $16,000 per system.

     (iii) Spare Parts. Sales of spare parts is an important part of Monitek's business, accounting for approximately 15% of sales volume of Monitek for the past three years.


     Products Under Development

     Sentex currently has no new products under development, but is undertaking a material redesign of its Aquascan product line. The redesigned product line will incorporate requirements to meet certain explosion proof requirements anticipated to be imposed by the government.

     Prior to the Merger, research and development activities of Monitek were primarily devoted to the development of new products and the adaptation and enhancement of existing products for new applications. The

Company plans to make available several enhancements of existing Monitek products during the second quarter of fiscal 1997 that will be less expensive to produce and easier and more flexible to use than their counterparts.

     Research and Development

     Sentex expensed $212,907 and $316,643 for research and development for the fiscal years ending 1996 and 1995, respectively. The research and development was not passed to the Company's customers and related to the improvement of existing products including the Aquascan and the Scentoscan, and the development of a new product and was absorbed by the Sentex.

     Monitek expended approximately $235,000, $399,000 and $332,000 for research and development during the fiscal period of March 31, 1996 through November 30, 1996 (the "Monitek Fiscal Period") and fiscal years ended March 31, 1996 ("Fiscal 1996") and March 31, 1995 ("Monitek Fiscal 1995"), respectively. Spending for research and development, which had been dramatically reduced in Fiscal 1994, remained at a relatively low level well into Fiscal 1995, at which time the management made the decision to fund certain projects that had been placed on hold, resulting in increased expenditures during the second half of Fiscal 1995 and all of Fiscal 1996. Monitek introduced a number of new and enhanced products during Fiscal 1996, including a low cost transmitter for its cell density probe, several transmitters that were redesigned to meet new European electrical standards and a line of low cost ultrasonic level meters.

     The Company intends to set a joint budget for research and development for both Sentex and Monitek and authorize expenditure from the budget based on the overall assessment of the project's potential contribution to the Company's net income.

     Marketing, Distribution and Sales

     The Scanex Jr. is presently sold directly by Sentex's employees and through unaffiliated representatives. The list price of the Scanex Jr. is $9,900. The Scanex Jr. is marketed to local and overseas police agencies, governmental security agencies and private security firms.

     The Scanex I has been successfully marketed to nuclear power plants and to foreign governments which are concerned about preventing terrorist activities. The suggested list price of the Scanex I is about $27,000, with discounts on multiple unit orders. Sentex presently markets these products directly, through advertisements, or through nonaffiliated, nonexclusive sales representatives, who receive a 10% commission on any sales generated by their efforts.

     Sentex markets its portable and fixed-site gas chromatography products to regulatory and municipal agencies must comply with established standards for levels of toxic substances, to environmental consulting firms involved in analysis and remediation of hazardous sites, and to businesses that must comply with various environmental regulations. The list prices of these products range from $14,980 for a portable battery-operated device to $39,350 for a rack-mounted, plantwide system. Sentex sells these products both directly and through sales representatives who are engaged on an exclusive basis in the United States. Commissions paid to these sales representatives on sales of the various products are 12%-15% of their list prices. The representatives receive commissions for sales made in their territories even if the orders are taken directly by Sentex. Sentex directly markets these products by placing advertisements in trade publications and participating in trade shows. With respect to direct sales in the territories not covered by representatives, Sentex does not pay commissions.

     Sentex has appointed international representatives in Germany, England, Canada, Austria, Israel, Switzerland, Poland, Italy, Australia and Korea. International representatives are sold products at negotiated prices below the list price and are responsible for the service and the warranty repair for the products they sell. All sales are made in United States currency and are net of transportation costs, export fees and any additional charges incurred by the representatives.

     Monitek markets its products on a world-wide basis, with particular emphasis on the United States and Continental Europe. Monitek employs three regional sales managers, who oversee and monitor approximately 60 independent sales representatives worldwide, with about half of such representatives selling in the United States and the other half selling internationally. The Company intends to integrate the sales and marketing aspects of both Sentex and Monitek into one domestic and one international marketing and distribution system. The system will generally be modeled after the system presently used by Monitek.

     During fiscal 1996 and fiscal 1995, Sentex did not derive 10% or more of its annual net sales from any one customer. During the Monitek Merger Period, Fiscal 1996 and Fiscal 1995, Monitek did not derive 10% or more of its annual net sales from any one customer.

     Manufacturing/Suppliers

     Most of the hardware components used in Sentex's products are manufactured to Sentex's specifications by outside sources. The assembly of the electronic components of Sentex's products is currently performed at Sentex's plant in Ridgefield, New Jersey, by one production manager and four full-time employees. Final assembly and testing of finished products is also performed by Sentex at its plant. All supplies required for product assembly are commonly available from a variety of suppliers. Sentex estimates that it currently has the capacity to double its production within the existing facilities without requiring a significant increase in production staff.

     Monitek's manufacturing operations primarily involve the assembly, testing, quality control and packaging of materials and components, which are generally available in the market place from numerous suppliers and sources. Material and components necessary for Monitek's manufacturing activities have always been available, and Monitek does not anticipate any future shortages or unavailability of such materials and components.

     Monitek's inventory is comprised primarily of parts to make sub-assemblies, fully assembled instruments and materials required to adapt instruments for particular applications and customer specifications. Monitek attempts to maintain a sufficient inventory of materials and components it may fill orders for its products within four to eight weeks after receipt of an order.

     Warranties and Disclaimers

     All of Sentex's products are sold with a one-year warranty for defective parts. If a unit requires a repair, the customer must pay for shipping the unit to Sentex's plant in Ridgefield, New Jersey, and Sentex will replace defective parts at its expense. Upon the expiration of the one-year warranty, Sentex will continue to make any necessary repairs at Sentex's or the customer's plant, at the expense of the customer. Sentex disclaims liability for any loss or consequential damage suffered in connection with the use of its products. While Sentex believes such disclaimer would protect Sentex from any liability in the event of a claim brought against Sentex, there can be no guarantee that the courts would give effect to the disclaimer and that Sentex would be insulated from any liability. Sentex believes it has adequate product liability insurance to cover the costs associated with its warranty policy.

     Monitek typically warrants its products for a period of one year after shipment and passes along any warranties from original manufacturers of components used in its products. To date, Monitek has not had any significant claims pursuant to warranties. Monitek provides for its own equipment servicing for certain products with in-house field service personnel.

     Competition

     There are companies, including Photovac and Siemens, which produce products which compete with substantially all of Sentex's existing products. These companies have substantially greater resources than Sentex. Sentex's competitors primarily compete against its portable and stationary gas chromatography products. Sentex is aware of several other portable gas chromatography products and one water-monitoring system which are capable of detecting toxic chemicals. Based upon price and performance features, however, Sentex believes that its products compete favorably.

     Sentex's portable and walk-through explosives detectors face competition from other companies which currently sell such devices. Sentex believes that its products are more sensitive and accurate, have fewer false alarms than the competing explosives detectors, and are competitively priced.

     Sentex's competitors have greater financial, manufacturing, technological or marketing resources and current sales which exceed those of Sentex. In addition, there are relatively few barriers to entry for new manufacturers and, in the future, Sentex could face competition from other companies currently not engaged in the sale or development of hazardous substance detectors.

     Monitek sells products which have use in a wide variety of applications in many industrial and municipal markets. Monitek faces competition in each market to which it sells products from companies which sell products that are substantially similar to, or which perform comparable functions as, those sold by Monitek. BTG, Hach, Sigrist and General Signal are Monitek's principle competitors which sell products using the same or similar technologies as those of Monitek. Valmet Automation Inc., Royce Instruments and Kay-Ray Inc. sell devices based on mechanical, ultrasound and nuclear technologies which compete with certain of the products sold by Monitek. Certain of Monitek's competitors have production facilities in Europe and consequently may not be subject to the same fluctuations in the value of the United States dollar as Monitek is with respect to its German subsidiary. All of such companies, and many smaller entities that specialize in a limited number of products competitive with those of Monitek, have financial, marketing and other resources substantially greater than those of Monitek.

     Monitek believes that the most significant competitive factors with respect to the industrial market are technical performance and adaptability, quality, maintenance and service, while price is a the major competitive factor for the municipal market. Monitek believes it has a competitive advantage in its ability to service numerous market segments while other companies, other than BTG, service only a limited market. Accordingly, a salesperson or distributor calling on an industrial company which has a liquid-based product or uses water in its manufacturing process will generally have a number of Monitek's products in its line which it could sell.

     Patents, Trademarks and Trade Secrets

     Sentex presently holds no patents and does not believe patents would significantly protect Sentex's trade secrets and processes. Although Sentex may, in the future, seek patent protection on certain of the components of its products, Sentex intends to rely primarily on common law protection of trade secrets and other confidential information and on confidentiality agreements with its employees and distributors to protect its trade secrets and processes from competitors. Furthermore, there can be no assurance that Sentex's present or future products will not infringe on patents held by others. Sentex has not registered the trademarks "Scanex I," "Scanex Jr.," "Scentoscreen," "Scentograph Plus II," "Scentogun," "Scentoscan" or "Aquascan." Sentex does not believe that marketing of these products will be significantly affected in the event it is required to market these products under other trade names.

     Monitek has obtained 11 United States patents and a number of foreign patents covering fundamental technology and applications of use of the Micro Pure product line and some other potential products. Monitek has also obtained a United States patent and several foreign patents for its Cell Density Analyzer.

     Monitek believes that trade secrets and unpatented proprietary knowledge used to adapt its products for specific industries and applications is of greater importance to the development of its competitive position than patents. All of Monitek's employees have entered into confidentiality agreements and have agreed to assign to Monitek any inventions relating to Monitek's business made by them while in Monitek's employ. However, there can be no assurance that others may not acquire or independently develop similar technologies which will enable them to more effectively compete with Monitek.

     While Monitek believes that none of its instruments infringes upon patents or other proprietary rights of others, there is a possibility that other parties may claim that parts of Monitek's instruments do infringe upon their patents or other proprietary rights. There can be no assurance that Monitek will be successful in defending against such claims of infringement, and the expenses of defending such claims could be substantial.

     Monitek has obtained registered trademarks for the names "Monitek", "CLAM" and "Micro Pure" and the Monitek and Micro Pure logos.

     Employees

     As of February 14, 1996, the Company employed a total of approximately 46 full-time staff, approximately 8 of which devote their time to both Sentex matters and Monitek matters, approximately 9 of which work exclusively for Sentex and 29 of which work exclusively for Monitek.

     Government Regulations

     The Company complies with a number of government regulations, including environmental regulations. The cost of such compliance is not significant. The Company has routinely received all governmental approvals necessary to conduct its business.

ITEM 2   PROPERTIES
------   ----------

     Sentex currently leases 4,500 square feet on two floors of a three-story building at 553 Broad Avenue, Ridgefield, New Jersey 07657, under a month-to-month lease. The premises are used for executive offices, research and development, product assembly and are generally in good condition. The premises are leased from a principal of the Company, Dr. Amos Linenberg, the Executive Vice President of the Company. Rental expense amounted to $56,793 for the year ended November 30, 1996. (See Item 12).

     Monitek's manufacturing operations occupy approximately 23,500 square feet of leased space in Hayward, California. In addition, Monitek conducts corporate accounting, sales and research and development functions in California. The lease provides for a base annual rental of approximately $132,000 and expires in November 1997.

     Monitek also leases approximately 3,000 square feet of office and warehouse space in Dusseldorf, Germany pursuant to a lease which expires in March 2003, and provides for a base annual rental of $92,000, based on the rate of exchange in effect at November 30, 1996.

     The Company believes that these facilities are more than adequate to provide for the Company's business needs during the remaining terms of the respective leases.

ITEM 3   LEGAL PROCEEDINGS
------   -----------------

     There are no material lawsuits pending, or to the Company's knowledge, threatened against the Company or any of its subsidiaries.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

     On November 14, 1996 the Company held a special meeting of its Shareholders to consider and vote on the following.

          1. A proposal (the "Sentex Merger Proposal") to approve the Amended and Restated Agreement and Plan of Merger, dated as of July 30, 1996 (the "Merger Agreement"), by and among the Company, Subcorb, and Monitek, pursuant to which, among other things, (i) the Merger would occur; (ii) all the outstanding shares (other than shares as to which dissenters' rights were perfected) of Monitek Class A Common Stock would be converted into Class A Convertible Notes pursuant to the conversion rate; (iii) each outstanding share (other than shares as to which dissenters' rights were perfected) of Monitek Common Stock would be converted Common Shares pursuant to the conversion rate; and (iv) each outstanding option under any stock option plan of Monitek would be converted into an option to purchase that number of Common Shares as determined pursuant to the conversion rate.

          2. A proposal to adopt the Sentex Sensing Technology, Inc. 1996 Long-Term Incentive Plan (the "Plan").

          3. A proposal to amend one section of the bylaws of Sentex (the "Amended Bylaw"), pursuant to which the board of directors would have the authority to set the number of directors of the Company.

          4.   The election of the following nominees as Directors: (a) Robert
     S. Kendall, (b) James G. Few, (c) Julius L. Hess, (d) Amos Linenberg, and
     (e) Ronald M. Lipson until the next annual meeting and until their respective successors are elected and qualified.

     The Sentex Merger Proposal was approved by the Shareholders of the Company. 37,694,755 votes were cast for the adoption of the Sentex Merger Proposal, 549,078 votes were cast against the adoption of the Sentex Merger Proposal and 197,900 abstained from voting on the Sentex Merger Proposal. The Plan was adopted by the Shareholders of the Company. 37,510,549 votes were cast for the adoption of the Plan, 682,704 votes were cast against the adoption of the Plan and 248,480 abstained from voting on the adoption of the Plan. The Amended Bylaw was adopted by the Shareholders of the Company. 38,140,300 votes were cast for the adoption of the Amended Bylaw, 566,328 votes were cast against the adoption of the Amended Bylaw, and 231,780 abstained from voting on the adoption of the Amended By-law. Each of the directors nominated for election were elected. The results of the Shareholders' vote on such matter were as follows:



            NOMINEE                      VOTES FOR       VOTES WITHHELD
            -------                      ---------       --------------
            Robert S. Kendall            58,484,999          519,080
            Julius L. Hess               58,407,099          596,980
            Ronald M. Lipson             58,482,923          521,156
            James G. Few                 58,484,399          519,680
            Amos Linenberg               58,397,023          607,056


PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------   --------------------------------------------------------

     The Company's Common Shares are traded on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol "SENS" The range of high and low closing bid prices by fiscal quarter is presented below.

            1996                          HIGH            LOW
            ----                          ----            ---
            1st quarter                   .094           .031
            2nd quarter                   .718           .031
            3rd quarter                   .281           .156
            4th quarter                   .156           .063

            1995                          HIGH            LOW
            ----                          ----            ---
            1st quarter                   .031           .031
            2nd quarter                   .031           .031
            3rd quarter                   .042           .031
            4th quarter                   .073           .031


     The bid quotations represent interdealer quotations and do not include retail markup, mark-down or commissions, and may not represent actual transactions. On February 26, 1996, there were 78,919,762 Common Shares issued and outstanding and approximately 1,300 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.


ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   RESULTS OF OPERATIONS
         ---------------------------------------------------------------

FINANCIAL CONDITION
-------------------

Effects of Merger, Working Capital and Liquidity

     The Merger became effective on November 30, 1996, the last day of the Company's fiscal year. Accordingly, assets of approximately $2,900,000 (including $250,000 of goodwill) and liabilities of approximately $1,473,000 (net of a $540,000 payable that was eliminated in consolidation) of Monitek have been included in the balance sheet of the Company. The inclusion of such assets and liabilities dramatically increased the Company's assets and liabilities as compared to the assets and liabilities reported for fiscal year 1995. Total current assets increased to $4,368,343 at November 30, 1996 as compared to $2,817,166 at November 30, 1995 and, for the same dates, current liabilities increased to $2,378,406 from $118,149. No revenues, expenses or other results from the operations of Monitek have been included in the Company's Consolidated Statements of Operations for fiscal year 1996. (See Note 3 to the Company's Financial Statements).

     During the last three fiscal years of Monitek, Monitek had incurred recurring losses from operations. In addition, Monitek's certified public accountants, KPMG Peat Marwick LLP, had included in their auditors' report, which covers Monitek's financial statements for each of the years in the three-year period ended March 31, 1996, a statement that Monitek's recurring losses from operations raised substantial doubt about Monitek's ability to continue as a going concern. Operating losses decreased from $784,000 for fiscal 1994 to $414,000 for fiscal 1995. However, in fiscal 1996, operating losses had increased to $498,000 as a result of an increase in cost of sales, selling, general and administrative expense, and research, development and product engineering expense. In addition, Monitek anticipated a net loss for fiscal 1997 as a stand alone business. For the Monitek Fiscal Period,

Monitek had sustained a loss of approximately $1,060,000, which, together with the losses sustained by Company through fiscal year 1996, has had an adverse effect on the working capital of the Company.

     Working capital decreased to $1,989,937 at November 30, 1996 as compared to $2,699,017 as of November 30, 1995. The decrease is mainly due to the increase in current liabilities assumed from Monitek and funding of operation losses. Even though the Company has working capital of almost $2,000,000, it should be noted that $2,480,165 of its current assets are in the form of inventories and accounts receivables. Cash and short-term investments equaled approximately $1,700,000 as of November 30, 1996, $570,000 of which has been pledged to secure current borrowings on a line of credit.

     While no assurance can be made that the Merger will result in the Company becoming profitable again, the Company believes that by using established manufacturer representative relationships and expanded industry and market exposure, it will have the opportunity to realize or potentially exceed sales volumes achieved by the two prior companies in prior years. The Company also intends to attempt to take advantage of economies of scale to reduce selling, general and administrative expenses. The new combined Company has several new products which are expected to be available for sale during the second quarter of fiscal 1997. The Company believes that the new products will be less expensive to produce and easier to use because the customers will have the ability to service or calibrate the instrument without interrupting the process flow of liquid or engaging in extensive structural work often necessary with conventional models. These new products are replacements for existing items and the Company believes, these products will increase sales revenue as well as increase the overall gross margin percentage of all the products of the Company.

     To address the Company's immediate working capital needs the Company established a bank line of credit and has borrowed $570,000 as of November 30, 1996. The primary use of the proceeds was to fund operating losses incurred during the year. Liquidity is provided principally by cash on hand and the existing bank line of credit. The Company anticipates the need to raise additional funds during fiscal 1997 to fund its working capital needs that presently cannot be funded through the operations of the Company. In this regard, the Company will probably seek to expand its borrowings through increased asset based lines of credit, which the Company believes it will be able to obtain. There are currently no material commitments anticipated for capital expenditures during fiscal 1997. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company may need to seek additional financing.

Net Operating Losses; IC-DISC

     The Company has approximately $7,000,000 in net operating losses as of fiscal 1996, which will expire at various dates through the year 2011, that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,000,000 of the $7,000,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

     As of April 1, 1991, Monitek's IC-DISC, Monitek International, Inc., was effectively terminated. As a result, Monitek had begun repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 has been and will continue to be recognized as income, for tax return purposes, over the 10-year period ending March 31, 2001.

RESULTS FROM OPERATIONS
-----------------------

     Prior to the Merger, Monitek's fiscal year covered the period from April 1 through March 31. No revenues, expenses or other results from the operations of Monitek have been included in the Company' s Consolidated Statements of Operations during Sentex's fiscal 1996, because the Merger was not effective until after the last day either Sentex or Monitek conducted any business during Sentex's fiscal year 1996. Certain pro forma financial information with respect to the operations of Sentex and Monitek on a consolidated basis for fiscal 1996 and fiscal 1995 are set forth in Note 3 to the Company's Financial Statements. Management's discussion of Monitek's results from operations from Monitek's Form 10-K for fiscal 1996 and Monitek's Form 10-Q for the six month ended September 30, 1996 have been reprinted herein. The Company has also provided a discussion with respect to the final two months that Monitek operated as a stand alone company based on information available to it.

Sentex Fiscal 1996 as Compared with Fiscal 1995

     In fiscal 1996, Sentex experienced further erosion in net sales, declining for the fourth straight year. Net sales in fiscal 1996 were $999,337 as compared to $1,313,138 in fiscal 1995. It is Sentex's belief that the sales decline has occurred due to a reduction in market demand for portable gas chromatographs, coupled with turn over in key sales personnel.

     Cost of sales increased to 41.8% in fiscal 1996 as compared to 37.3% in fiscal 1995. This increase was primarily caused by a 24% decrease in net sales.

     Selling, general and administrative expense increased to $1,402,660 during fiscal 1996 as compared to $925,029 in fiscal 1995. Contributing factors to the increase in expenditures included: (i) a management consulting fee and related expenses of approximately $185,000 for strategic and financial planning, executive management, stockholder relations, operational planning and supervision of day to day business operations, (ii) a direct charge relating to a covenant not to compete of $100,000, (iii) professional consulting fees and related expenses to the former Sentex President of $91,000 and (iv) shareholder expenses of $20,000. Of the aforementioned expenses, the $100,000 covenant not to compete and additional stockholder expenses are non-recurring.

     Due to a decrease in product sales, during fiscal 1996, total revenue (which includes interest and other income) decreased to $1,178,427 from $1,553,851 in fiscal 1995. Interest and other income decreased in fiscal 1996 to $179,090 from $240,713 in fiscal 1995. The decrease in other income was primarily the result of R & D project revenues realized in the fiscal 1995 and non-recurring in fiscal 1996. The combined impact of decreased sales, decreased interest and other income, and increased selling, general and administrative expenses resulted in a net loss of ($855,013) in fiscal 1996 as compared to a loss of ($114,877) in fiscal 1995.

Sentex Fiscal 1995 as Compared to Fiscal 1994

     Net sales of Sentex's products decreased significantly to $1,313,138 in fiscal 1995, as compared to $1,593,414 in fiscal 1994. This decrease resulted from decreases in sales of the Aquascan as well as a slight decrease in sales of accessory items which normally accompany product sales. Sales of other products and revenue derived from service and technical assistance remained stable during fiscal 1995 as compared to fiscal 1994.

     Cost of Sales decreased to 37.1% in fiscal 1995 as contrasted to 41.5% in fiscal 1994, principally, as a result of decreases in purchases of raw materials and production equipment.

     Selling, general and administrative expense remained stable during fiscal 1995, at $925,029 as compared to $941,502 for the 1994 fiscal year. As a percentage of total revenue, however, selling, general and administrative expenses increased to 59.5% during fiscal 1995 as compared to 54.5% during fiscal 1994. This is a result of the decrease in product sales, while rent, insurance and other overhead costs remained fixed, certain nonrecurring administrative and legal expenses and a bad debt expense of $35,000.

     Due to the decrease in product sales, during fiscal 1995 total revenue decreased to $1,553,851 from $1,726,812 for the 1994 fiscal year. Interest and Other Income increased, however, during fiscal 1995 to $240,713 as compared to $133,398 for the 1994 fiscal year, principally as a result of proceeds from a research and development contract. Due to the aforementioned decrease in net product sales, as well as the reserve for bad debt expense, Sentex experienced an operating loss for fiscal 1995 of ($177,343), which was offset by an income tax benefit of $62,466 to a net loss of ($114,877). This is compared to an operating loss, for fiscal 1994, of ($123,750), offset by an income tax expense of $3,875 to a net loss of ($127,625).

Monitek Six Months Ended Fiscal 1997 Compared with Six Months Ended Fiscal 1996

Net Sales decreased by 8% for the three months and 10% for the six months ended September 30, 1996 ("Fiscal 1997 Three Months") and ("Fiscal 1997 Six
Months") compared with the three months and six months ended September 30, 1995 ("Fiscal 1996 Three Months") and ("Fiscal 1996 Six Months"). Domestic sales increased by 10% for the Fiscal 1997 Three Months and decreased by 6% for the Fiscal 1997 Six Months, while export sales from the United States increased by 10% and 7% for the Fiscal 1997 Three Months and Six Months, respectively, compared with the comparable prior year periods. Sales to Continental Europe by Monitek GmbH decreased by 14% for the Fiscal 1997 Three Months and 10% for the Fiscal 1997 Six Months compared with the Fiscal 1996 periods. Sales to Continental Europe by Monitek GmbH decreased by 14% for the Fiscal 1997 Three Months and 10% for the Fiscal 1997 Six Months compared with the Fiscal 1996 periods. Sales by Monitek GmbH during the Fiscal 1996 Three Months and Six months were inflated by $162,000 shipment of goods which had a final destination in the Far East. Such large orders are quite rare and, when they occur, they have a significant impact on the comparative analysis of year sales.

Cost of sales, as percentage of net sales, varied from 47% and 46% for the Fiscal 1996 Three Months and Fiscal 1996 Six Months to 47% and 47%, respectively, for the Fiscal 1997 Three Months and Six Months. Material costs, as a percentage of net sales, varied from 37% and 36%, respectively, for the Fiscal 1996 Three Months and Six Months to 37% for both of the comparable Fiscal 1997 periods, primarily as a result of a change in product mix. Direct labor and factory overhead remained constant, at 10% of net sales, for the Fiscal 1996 and Fiscal 1997 periods.

Selling, general and administrative expenses, as a percentage of net sales, increased from 53% for both the Fiscal 1996 Three Months and Fiscal 1996 Six Months to 55% and 57% for the comparable Fiscal 1997 periods. Actual expenses were lower during Fiscal 1997 but the percentage of decline was not as great as the decrease in sales.

Research, development and engineering expenses, as a percentage of net sales, increased from 8.9% and 8.5% for the Fiscal 1996 Three Months and Six Months compared to 4.1% and 5.2% for the comparable Fiscal 1997 periods. Spending during the Fiscal 1996 periods increased sharply as a result of product redesigns to meet new European electrical specifications that went into effect on January 1, 1996.

Operating losses varied from $158,000 and $297,000 for Fiscal 1996 Three Months and Fiscal 1996 Six Months, respectively, to $119,000 and $306,000 for the comparable Fiscal 1997 periods.

Interest expense increased from $24,000 and $31,000 for the Fiscal 1996 Three Months and Six Months, respectively, to $30,000 and $52,000 for the comparable Fiscal 1997 periods as a result of increased borrowings from Clarion and Sentex and the factoring of certain accounts receivable.

Foreign currency transactions resulted in losses of $20,000 and $23,000 for the Fiscal 1996 Three Months and Six Months compared with a gain of $5,000 for the Fiscal 1997 Three Months and a loss of $15,000 for the Fiscal 1997 Six Months as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.

Other income increased from $2,000 and $4,000 for the Fiscal 1996 Three Months and Six Months to $67,000 and $69,000 for the Fiscal 1997 periods. In September 1996, Monitek GmbH received in excess of $60,000 at the conclusion of a patent dispute in Germany.

Monitek's Operation During October and November 1997

     During the two months prior to the Merger (the "Interim Period), Monitek experienced a loss of approximately $750,000, which was primarily due to factors relating to the Merger and weaker sales during the Interim Period. Monitek's net sales during the Interim Period were approximately $886,000, which, on a monthly basis, was about 20% lower than the average net sales through Monitek's second fiscal quarter. Cost of goods sold were approximately $610,000 for the Interim Period, which included a charge of $100,000 to increase Monitek GmbH's allowance for obsolete inventory and a $40,000 write down of certain inventory used for demonstrations. The $100,000 charge, while recorded in the Interim Period, covered not only the Fiscal Period, but also reflected Monitek's and Sentex's belief that the allowance for obsolete inventory of Monitek GmbH required an increase.

     Cost of goods as a percentage of sales for the Interim Period was 69%. The $100,000 charge to the inventory for Monitek GmbH accounts for 11%. The percentage is otherwise still higher than the 47% for reported for Fiscal 1997 Six Months due mainly to the lower net sales during the Interim Period.

     General and administrative expense for the Interim Period were approximately $950,000, which was more than 50% of the general and administrative expenses for the Fiscal 1997 Six Months. The large amount of general and administrative expenses recorded in the Interim Period is largely a product of the Merger. Approximately $162,000 for legal, accounting and other professional services were recorded during the Interim Period for service performed in connection with the Merger and approximately $83,000 were paid to Sentex for management services performed prior to the Merger.

Monitek Fiscal 1996 Compared with Fiscal 1995

     Total net sales increased by 10% from $6,089,000 for Fiscal 1995 to $6,695,000 for Fiscal 1996. Domestic sales and sales to continental Europe by Monitek's wholly owned subsidiary, Monitek GmbH, increased by 12% and 14%, respectively, while export sales from the United States decreased by 14%. Management believes that the sales increases in the United States and Europe can be attributed primarily to improved economic conditions in those areas. The decrease in export sales is not easily explained, but it is not a source of major concern inasmuch as it traditionally represents less than 15% of Monitek's total sales.

     Cost of sales, as a percentage of net sales, remained constant at 46% for both Fiscal 1995 and Fiscal 1996. Material costs increased from 35% of net sales for Fiscal 1995 to 36% for Fiscal 1996, primarily as a result of a change in product mix. Direct labor and factory overhead, as a percentage of net sales, decreased from 11% for Fiscal 1995 to 10% for Fiscal 1996 as a result of the increase in sales with very little change in cost.

     Selling, general and administrative expenses increased from $3,384,000 for Fiscal 1995 to $3,740,000 for Fiscal 1996 but, as a percentage of net sales, the expenses remained constant at 56% for both years. Sales commissions paid to independent representatives increased by $138,000 as a result of the increase in sales. Salaries and related expenses increased by $185,000, primarily as a result of a reduction of expense in the amount of $107,000 in Fiscal 1995, related to the bonus payable to the Managing Director of Monitek GmbH.

     Research, development and product engineering expenses increased from $332,000, or 5.5% of net sales, for Fiscal 1995, to $399,000, or 6.0% of net sales, for Fiscal 1996. Spending during the first half of Fiscal 1995 had been severely curtailed in order to conserve working capital and reduce operating losses. Management subsequently made the decision to fund certain projects that had been placed on hold, resulting in the increased expenditures for the second half of Fiscal 1995 and all of Fiscal 1996.

     Operating losses increased from $414,000 for Fiscal 1995 to $498,000 for Fiscal 1996 as a result of the increase in cost of sales, selling, general and administrative expense and research, development and product engineering expense, partially offset by the increase in sales.

     Interest expense increased from $46,000 for Fiscal 1995 to $101,000 for Fiscal 1996 as a result of increased borrowings from Clarion Capital Corporation and the factoring of certain trade accounts receivable, as set forth in the accompanying consolidated financial statements.

     Foreign currency transactions resulted in a loss of $30,000 for Fiscal 1996 compared with a gain of $125,000 for Fiscal 1995 as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.

Monitek Fiscal 1995 Compared with Fiscal 1994

     Total net sales increased by 7% from $5,680,000 for Fiscal 1994 to $6,089,000 for Fiscal 1995. Domestic sales, export sales from the United States and sales to continental Europe by Monitek's wholly owned subsidiary, Monitek GmbH, increased by 3%, 7% and 9%, respectively. While these increases may seem quite modest, they represent a marked improvement when compared with the severe decline in sales over the past few years. Although net sales for the second half of Fiscal 1995 were approximately 10% lower than for the first half, as a result of several large European orders during the first half, which normally would have been expected to be spread throughout the year, management remains cautiously optimistic concerning future sales trends. Incoming customer orders and quotation activity for the two months ended May 31, 1995 have been quite strong, and Fiscal 1996 sales forecasts generated by Monitek's sales force, primarily independent representatives and agents, are more optimistic than for Fiscal 1995.

     Cost of sales, as a percentage of net sales, decreased from 48% for Fiscal 1994 to 46% for Fiscal 1995. Material costs decreased from 36% of net sales for Fiscal 1994 to 35% for Fiscal 1995, primarily as a result of a change in product mix. Direct labor and factory overhead decreased from 12% for Fiscal 1994 to 11% for Fiscal 1995 as a result of decreased staffing in certain manufacturing support functions coupled with the increase in sales.

     Selling, general and administrative expenses decreased from $3,482,000, or 61% of net sales, for Fiscal 1994, to $3,384,000, or 56% of net sales, for Fiscal 1995, primarily as a result of decreased staffing in sales and marketing and reduced expenditures for certain other selling and administrative expenses. In addition, during Fiscal 1995, the accrued bonus payable to the Managing Director of Monitek GmbH was finalized as a deferred compensation agreement, resulting in a reduction of expense in the amount of $107,000.

     Research, development and product engineering expenses increased from $273,000, or 4.8% of net sales, for Fiscal 1994, to $332,000, or 5.5% of net sales, for Fiscal 1995. Spending during Fiscal 1994 had been severely curtailed in order to conserve working capital and reduce operating losses. Management recently made the decision to fund certain projects that had been placed on hold, resulting in the increased expenditures for Fiscal 1995.

     Operating losses decreased from $784,000 for Fiscal 1994 to $414,000 for Fiscal 1995 as a result of the increased sales volume coupled with the decrease in cost of sales and selling, general and administrative expense as a percentage of net sales, partially offset by the increase in research, development and product engineering expense as a percentage of net sales

     Foreign currency transactions resulted in a gain of $125,000 for Fiscal 1995 compared with a loss of $19,000 for Fiscal 1994 as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.

CHANGES IN ACCOUNTING STANDARDS
-------------------------------

     Effective December 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards NO. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. The adoption of SFAS 121 did not have any effect on the Company's consolidated financial statements.

     In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion NO. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to use the intrinsic value-based method. As a result, this standard does not have any effect to the Company's consolidated financial statements other than to require disclosure, beginning in the fiscal year ended November 30, 1997, of the pro forma effect on net income of using the fair value-based method of accounting for stock issued to employees. The Company's outstanding stock options and/or similar equity instruments not held by employees are not material.

ITEM 7   FINANCIAL STATEMENTS
------   --------------------

     See Index to Financial Statements appearing on page F-2.


ITEM 8   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------   -------------------------------------------------------------------

     On November 25, 1996, the Company appointed the accounting firm of Hausser + Taylor, of Cleveland, Ohio as independent accountants for fiscal 1996 to replace Moore Stephens, P.C. of Cranford, New Jersey (which was dismissed), effective with such appointment. The Company's Board of Directors approved the selection of Hausser + Taylor as new independent accountants. Management had not consulted with Hausser + Taylor on any accounting, auditing or reporting matter prior to its engagement.

     During the two most recent fiscal years and interim period subsequent to November 30, 1995, there have been no disagreements with Moore Stephens, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

     Moore Stephens' report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company has provided Moore Stephens, P.C. with a copy of this disclosure and Moore Stephens, P.C. has furnished the Company with a letter addressed to the SEC stating Moore Stephens, P.C. agrees with the above statements.

PART III
--------

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The Directors and Executive Officers of the Company are as follows:

     NAME                   AGE    POSITION(S)
     ----                   ---    -----------

     Robert S. Kendall       56    Chairman, President and Treasurer
     James G. Few            47    Director, Executive Vice President
                                    and Chief Operating Officer
     Julius L. Hess          34    Director
     Ronald M. Lipson        61    Director
     Dr. Amos Linenberg      60    Director, Executive Vice President and
                                    President of Sentex Systems, Inc.
     Morton A. Cohen         61    Director
     James S. O'Leary        58    Vice President, Finance and Chief Financial
                                    Officer

     ROBERT S. KENDALL has been the Chairman, President and Treasurer of the Company since March 1, 1996. He is also Chairman and President of CPS, a mergers and acquisitions company based in Cleveland. Until April 1996, he was also Chairman of the Board and founder of LDI Corporation, an asset leasing and technology services company which he, along with two others, founded in 1972. LDI is one of the largest independent lessors of technology and computer equipment in the United States. Mr. Kendall is also a general partner in NCP, Ltd., a real estate partnership actively engaged in investing, acquiring, financing and managing commercial, industrial and other properties. From 1969 to 1972, Mr. Kendall was branch manager at Victor-Nixdorf Computer, a manufacturer and distributor of computer systems. From 1963 to 1969, he was a salesman, financial specialist and sales manager at Burroughs Corporation (now Unisys Corp.). Mr. Kendall graduated from Case Western Reserve University with a bachelor's degree in psychology in 1960, and attended graduate school at John Carroll University.

     JAMES G. FEW has been the Chief Financial Officer and Vice President of the Company since March 1, 1996 and has been appointed Chief Operating Officer as of December 2, 1996. He has also served as Vice President and Chief Financial Officer for CPS since October 1995. From June 1993 to October 1995, he was engaged as an independent financial consultant. Mr. Few served as Senior Vice President of Boston Distributors from November 1992 through May 1993 where he was responsible for finance, accounting systems and warehouse operations. In February 1993, Boston Distributors was declared bankrupt and was liquidated some time thereafter. From May 1991 through November 1992, Mr. Few served as Executive Vice President of Operations and Finance for Progressive Communications Technology. Mr. Few was engaged as an independent financial consultant from 1989 to 1991. From 1978 to 1989, he served as Executive Vice President and Chief Financial Officer of Harris Wholesale Drug Company, where he oversaw three operating divisions. Prior thereto, he served as Division Controller of IT&T for eight years. Mr. Few received a bachelor's degree in Business Management from Providence College.

     JULIUS L. HESS has served as Assistant Vice President for CPS since November 1994 and is responsible for research and analysis. At CPS he serves as lead analyst in the location and evaluation for acquisitions of publicly held companies or divisions of companies which are believed to be undervalued, or closely held companies with potential for appreciation. Prior to joining CPS, Mr. Hess was Human Resources Manager for a division of GE Capital from 1990 to 1994. From 1989 to 1990 he was Senior Human Resources Representative for B.F. Goodrich and prior thereto he was Compensation and Labor Relations Manager from 1986 to 1989 at the Mayo Clinic Medical Center. Mr. Hess graduated from Miami University in Oxford, Ohio, with a bachelor's degree in political science in 1983 and attended graduate school at the University of Minnesota. Mr. Hess is Mr. Kendall's son-in-law.

     RONALD M. LIPSON has been an attorney for more than thirty-five years in Cleveland, Ohio, practicing in various areas including corporate, business, and real estate law. He was the incorporating attorney for LDI Corporation and formerly served as legal counsel and a director of LDI Corporation. Mr. Lipson is also a general partner in G&C Properties, an Ohio real estate partnership engaged in buying, selling and managing various types of real estate. Mr. Lipson attended Ohio University and graduated from Adelbert College of Case Western Reserve University with a bachelor's degree in business administration in 1955. He also received a Doctor of Jurisprudence degree in 1958 from Case Western Reserve University School of Law.

     DR. AMOS LINENBERG, except from March 1, 1996 through November 14, 1996, has been a director since founding the Company in November 1980. From November 1980 until August 1994, Dr. Linenberg was President of the Company. He is currently the President of Sentex Systems, Inc., and the Executive Vice President of Sentex. He is primarily responsible for executive management of Sentex Systems, Inc. as well as supervising the Company's research, development and engineering of new products. Dr. Linenberg received his M.Sc. in Analytical Chemistry and his Ph.D. in Analytical Chemistry from Hebrew University.

     MORTON A. COHEN was Chairman of the Board of Monitek from November 1983 until the consummation of its Merger with the Company. On December 2, 1996, Mr. Cohen became a director of the Company pursuant to the terms of a Board Representation Agreement. (See Item 12.) Mr. Cohen has been the Chairman of the Board of Clarion Capital Corporation, a small business investment company and Monitek's prior principal stockholder, since July 1981 and, since April 1982, has been Clarion's President and Chief Executive Officer. Mr. Cohen is on the Board of Directors of the following public companies: Zemex Corporation (industrial minerals and materials) since May 1991 and Cohesant Technologies, Inc. (chemicals and coatings) since December 1994.

     JAMES S. O'LEARY has been employed by Monitek since August 1982 and had served as its Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and he now serves as Vice President of Finance and Chief Financial Officer.

     Nine meetings of the Company's Board of Directors were held during the fiscal year ended November 30, 1996. Each Director attended at least 75% of the meetings of the Company's Board of Directors.

     The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.


ITEM 10   EXECUTIVE COMPENSATION
-------   ----------------------

The following information is set forth with respect to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers for the fiscal year ended November 30, 1996.


                                           ANNUAL
                                        COMPENSATION                 OTHER
                                    ----------------                 ANNUAL
                                YEAR      SALARIES       BONUS    COMPENSATION
                                ----      --------       -----    ------------

Robert S. Kendall               1996       $80,000(1)     -0-          -0-
(Chief Executive Officer)       1995           ---        ---          ---
                                1994           ---        ---          ---


James G. Few                    1996       $40,000(1)     -0-          -0-
(Chief Financial Officer)       1995           ---        ---          ---
                                1994           ---        ---          ---


Joanne Bianco                   1996       $28,846        -0-        $98,188(3)
(Interim President) (2)         1995       $100,000(4)    -0-           -0-
                                1994       $104,038(5)    -0-           -0-

Amos Linenberg                  1996       $128,163       -0-        $11,944(6)
(Executive Vice-President)      1995       $130,676       -0-        $18,545(6)
                                1994       $132,176       -0-        $18,377(6)


(1)   Represents compensation paid to CPS for management services rendered. (See
      Item 12). Amounts assigned to each officer represent the allocation provided the Company by CPS at the Company's request, and may not actually represent any sum actually paid to these persons by CPS. Amounts only reflect amounts reportable from March 1, 1996 through November 30, 1996.

(2) Joanne Bianco was the interim president of the Company during 1995 and a director through the August of 1996. She currently acts as a consultant to Sentex. (See Item 12).

(3) Consists of $56,250 paid pursuant to the terms of a consulting agreement, $33,333 paid in exchange for a covenant not to compete and $8,605 in automobile and insurance allowances.

(4)   Includes $13,461 of accrued but unpaid salary in fiscal 1995.

(5)   Includes $4,624 of deferred salary from fiscal 1993.

(6)   Consists of automobile and insurance allowances.



     Long-Term Compensation. No long-term compensation was paid during the fiscal years ended November 30, 1996, 1995 or 1994 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

     Employment, Consulting and Management Agreements. As of March 1, 1996, the Company entered into an Employment Agreement with Amos Linenberg, a Consulting Agreement with Joanne Bianco and a Management Agreement with CPS (which was amended and restated on June 24, 1996). (See Item 12).

     Stock Options. The Company adopted the Plan at a special meeting of its shareholders held on November 14, 1996. (See Item 4). Under the Plan, the Company may different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 1996, there were no Company stock options held by the directors or executive officers of the Company. Upon consummation of the Merger, options to purchase Monitek Common Stock held by James O'Leary and Morton Cohen were converted options to purchase 344,875 and 617,325 Commons Shares, respectively. On December 2, 1996, James O'Leary and Morton Cohen became the Chief Financial Officer and a director, respectively, of the Company.

     Compensation Pursuant to Plans. The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 1996, 1995 or 1994.

     Compensation of Directors. During fiscal years 1995, 1994 and 1993, directors were not compensated for serving as such. Commencing December 2, 1996, the Company began to compensate all directors with annual compensation of $6,000 per year.


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of February 26, 1996 by: (a) the Company's Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; (c) the Company's Chief Executive Officer and the other four most highly compensated executive officers named in the Summary Compensation Table; and (d) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.


NAME AND ADDRESS                 AMOUNT AND NATURE
OF BENEFICIAL OWNER (1)          OF BENEFICIAL OWNER        PERCENTAGE
-----------------------          -------------------        ----------
Robert S. Kendall(2)                 27,095,665                 33.2%

James G. Few                                --                    --

Julius L. Hess                              --                    --

Morton A. Cohen(3)                     751,822                     *

James S. O'Leary(4)                    344,875                     *
1495 Zephyr Avenue
Hayward, CA 94544

Ronald M. Lipson                       500,000                     *
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

Amos Linenberg(6)                    8,389,204                  10.3%

CPS Capital, Ltd.(5)                27,095,665                  33.2%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers          28,192,362                  34.6%
(as a group persons)

(1) The name and address of each individual listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc. 553 Broad Avenue, Ridgefield, NJ 07657 or in the case of Mr. Kendall, Mr Few and Mr. Hess, c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, OH 44114 and in the case of Mr Cohen, c/o Clarion Capital Corporation, 1801 East Ninth Street, Cleveland, OH 44114.

(2) The Common Shares set forth herein with respect to Mr. Kendall are all held of record by CPS or are beneficially owned by CPS pursuant to certain shareholders agreements between CPS and each of Dr. Linenberg and Joanne Bianco. Under such shareholders agreements, CPS has the power to vote all of the Common Shares held by Dr. Linenberg and Ms. Bianco. (See Item 12). Mr. Kendall and his wife own 100% of the outstanding membership interests in CPS.

(3) Mr. Cohen owns 127,600 Common Shares of record, holds options to purchase 617,325 Common Shares and controls a corporation that owns 6,897 Common Shares. All Common Shares reported by Mr. Cohen were acquired pursuant to the Merger.

(4) All Common Shares are held in the form of options that were acquired pursuant to the Merger.

(5) The Common Shares held of record by Mr. Linenberg are subject to certain rights of CPS pursuant to a shareholders agreements. (See Item 12).

(6) CPS is the record holder of 17,706,461 Common Shares and has sole voting and dispositive power with respect to such shares. CPS has sole voting power with respect to the remaining 9,389,204 Common Shares pursuant to shareholders agreements with each of Dr. Linenberg and Ms. Bianco. (See
     Item 12).

*    Represents less than 1% of the outstanding Common Shares.

     Upon consummation of the Merger, Clarion did not become a "beneficial owner" of any Common Shares within the meaning of Rule 13d-3(a) of the Securities and Exchange Act of 1934 or have the right to acquire beneficial ownership of any Common Shares within 60 days of the Merger. If the table set forth above assumed that Clarion were able to immediately convert its Class A Convertible Note and the Clarion Note into the maximum number of Common Shares into which each such note is convertible, then Clarion would be the beneficial owner of 15,450,937 Common Shares, which would represent 16.1% of the Company's Common Shares outstanding. The power to direct the vote of such Common Shares will be held by CPS for a three year period after the Merger. In addition, the percentage ownership of Common Shares held by Mr. Linenberg would be adjusted downward to 8.6%. Pursuant to the 3 year voting agreement under the Shareholders Agreement, CPS's percentage ownership would be increased to 44%. Mr. Cohen is the Chairman of the Board of Clarion and also owns 75.7% of Maycap Holding Company, which in turn, owns 94.9% of Clarion.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

     As required under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Shares must report on their ownership of the Common Shares and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended November 30, 1996, all reports for all transactions were filed on a timely basis, except for one late reported transaction by Mr. Lipson in connection with his purchase of 500,000 of the Common Shares on March 14, 1996. In addition, Mr. Cohen and Mr. O'Leary did not file a Form 3 to establish their reporting requirements with respect to Section 16(a) until January 22, 1996 and February 26, 1997, respectively.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     CPS Acquisition. On March 1, 1996, CPS consummated the purchase of 17,606,461 Common Shares for a total aggregate purchase price of $1,338,091 (the "Stock Purchase") pursuant to four separate stock purchase agreements (the "Stock Purchase Agreements") dated October 18, 1995, between CPS and each of (i) Amos Linenberg, ("Linenberg"), (ii) Joanne Bianco ("Bianco"),
(iii) Maxine Ganer as Trustee of the Daniele Linenberg Trust, and (iv) Salvatore Bianco and The Estate of Marie Bianco. Upon consummation of the Stock Purchase, Mr. Kendall, the Chairman, Chief Executive Officer and principal owner of CPS, became the Chairman and President of the Company and Mr. Few, the Chief Financial Officer of CPS, became the Chief Financial Officer and a director of the Company. (Mr. Few is currently the Chief Operating Officer of the Company). Julius L. Hess, the Assistant Vice President of CPS, and Ronald Lipson (who has served in various capacities to companies owned by Mr. Kendall) each became a director.

     In connection with the Stock Purchase, CPS entered into a shareholder agreement with each of Linenberg and Bianco (the "Shareholder Agreements"), pursuant to which CPS obtained voting control of 9,389,204 additional Common Shares. As of October 4, 1996, CPS beneficially owned a total of 27,095,665 Common Shares, which represents approximately 34% of the outstanding Common Shares as of February 14, 1997, based on 78,919,762 Common Shares then outstanding. CPS has the sole voting and dispositive power with respect to 17,706,461 of such shares and the sole power to direct the vote with respect to the remaining 9,389,204 of such shares. Pursuant to the Shareholder Agreement between CPS and Linenberg (the "Linenberg Shareholder Agreement"), CPS has agreed to allow Linenberg, from March 1, 1996 through February 28, 2001, the right to participate in either (i) a private sale of the Common Shares or (ii) a public offering of such Common Shares, each on a pro rata basis with CPS and Bianco (if Bianco elects or is eligible to participate), and each on the same terms and conditions available to CPS.

     From March 1, 1996 through February 28, 1997, pursuant to the Linenberg Shareholder Agreement, Linenberg can require CPS to purchase up to 2,000,000 shares of his Common Shares at $.076 per share. In addition, from September 1, 1997 through February 28, 2001, Linenberg can require CPS to purchase up to 8,389,204 of his Common Shares at $.05 per share, so long as he has not had the opportunity at any time after March 1, 1996 to sell at least 5,000,000 of his Common Shares in an underwritten public offering at a gross price equal to or greater than $.05 per share. Pursuant to the Linenberg Shareholder Agreement, Linenberg has agreed not to sell any of his Common Shares from March 1, 1996 through February 28, 1998 without the consent of CPS. From March 1, 1998 through February 28, 2001, Linenberg must give CPS the right to buy his Common Shares before he can sell any of such shares. If Linenberg provides CPS notice (a "Notice") of his intent to sell any of his Common Shares (the "Committed Shares"), then CPS must notify Linenberg within 15 days that it desires to exercise its right to buy the Committed Shares. If the Notice indicates that the Committed Shares are to be sold privately, then CPS must pay Linenberg the price at which Linenberg was to sell the Committed Shares to the private party. If the Notice indicates that Linenberg desires to sell the Committed Shares in the public market, then CPS must pay to Linenberg a price equal to the market price of the Common Shares on the day before CPS received the Notice relating to the Committed Shares. If CPS does not elect to purchase the Committed Shares, Linenberg can sell such Committed Shares for a period of 180 days to any third party.

     Linenberg has provided CPS with an irrevocable proxy with respect to all Common Shares held by him during the term of the Linenberg Shareholder Agreement. The Linenberg Shareholder Agreement will terminate on the earlier of February 28, 2001 or the date Mr. Kendall ceases to have effective control of the Company.

     The Shareholder Agreement between CPS and Bianco (the "Bianco Shareholder Agreement") is similar to the Linenberg Shareholder Agreement, but has a termination date of February 28, 1998 and does not provide CPS any right to buy or Bianco any right to require CPS to buy any of Bianco's Common Shares. Pursuant to the Bianco Shareholder Agreement, Bianco has agreed not to sell any of her Common Shares without the consent of CPS through February 28, 1998, and has the right to participate in (i) a private sale or (ii) a public offering, on a pro rata basis with CPS and Linenberg (if he elects or is eligible to participate), through February 28, 1998. Bianco has also provided CPS with an irrevocable proxy with respect to all Common Shares held by her during the term of the Bianco Shareholder Agreement. As of February 14, 1996, following consummation of the Stock Purchase, Bianco owned 1,000,000 Common Shares. The Bianco Shareholder Agreement will terminate on the earlier of February 28, 1998 or the date Mr. Kendall ceases to have effective control of the Company.

     Linenberg Employment Agreement. In connection with the acquisition of Common Shares by CPS, Linenberg has entered into a four-year employment agreement with the Company, pursuant to which Linenberg has been retained to act as Executive Vice President of the Company for a base salary of $132,176 per annum, plus annual cost-of-living increases and certain incentive compensation, and has agreed to not engage directly or indirectly in any competing business during the term of his employment and for one year thereafter.

     Bianco Consulting Agreement. In connection with the acquisition of Common Shares by CPS, Bianco has entered into a two-year Consulting Agreement with the Company pursuant to which Ms. Bianco has been retained to serve as a part-time consultant to the Company for a base compensation of $75,000 per annum, and has agreed to not engage directly or indirectly in any competing business for a three-year period. Bianco will receive an additional $100,000 from the Company in consideration of her agreement not to compete, payable in three equal installments on March 1, 1996, March 1, 1997 and March 1, 1998. The Company's obligations under the Consulting Agreement are secured by a letter of credit.

     CPS Management Agreement. Within two months after CPS acquired effective control of the Company, it entered into a Management Agreement with the Company, which was effective on March 1, 1996 (the "Original Management Agreement"). In connection with the execution of the Merger Agreement, CPS and the Company entered into an Amended and Restated Management Agreement (the "Amended and Restated Management Agreement"). Pursuant to the Original Management Agreement, CPS agreed to cause its personnel to perform the functions that would normally be performed by the executive officers of the Company. Presently, such personnel consists mainly of Mr. Kendall, the Chairman of CPS, Mr. Few, the Chief Financial Officer of CPS and Peggy Nutaitis, the Secretary of CPS. In order to permit Mr. Kendall and Mr. Few to function as executive officers of the Company, Ms. Nutaitis to function as a nonexecutive officer and for all of them to be properly insured as officers of the Company, Mr. Kendall has been elected as the President and Treasurer, the Company, Mr. Few has been elected the Vice President, Secretary and Chief Operating Officer of the Company, and Ms. Nutaitis has been elected Assistant Secretary of Sentex.

     Under the terms of the Original Management Agreement, CPS received an annual fee of $193,800, which was payable monthly. Under the terms of the Amended and Restated Management Agreement, the annual fee was increased to $393,800 to account for the increase in tasks and responsibilities relating to the operation of Monitek. Both the Original Management Agreement and the Amended and Restated Management Agreement were approved by Ms. Bianco (a then director of the Company) and Mr. Lipson, neither of whom are affiliated with CPS.

     Clarion. Upon consummation of the Merger, Clarion received a Class A Convertible Note and the Clarion Note. Upon conversion of Clarion's Class A Convertible Note and the Clarion Note, Clarion will receive approximately 15,450,937 Common Shares, which at the time of issuance will represent approximately 16% percent of the issued and outstanding Common Shares (assuming no other Common Shares are issued). Both notes are generally convertible after three years, but are convertible earlier if (i) the Company proposes to declare a dividend or other distribution to the Company shareholders other than a stock split or reverse stock split; (ii) the Company proposes to offer the Company shareholders the opportunity to subscribe for additional equity securities of the Company or the Company issues any equity securities pursuant to either a private or public sale thereof; (iii) the Company proposes to reclassify or change the outstanding Common Shares (other than a change in par value or as a result of a stock split); (iv) the Company proposes to consolidate or merge with another entity (other than a consolidation or merger in which the Company will be the surviving corporation and which does not result in any reclassification or change in the Common Shares; (v) the Company proposes to sell or convey substantially all of its assets to another company); (vi) Robert S. Kendall, the Chairman of the Board and President of the Company, dies or becomes permanently disabled; or (vii) there is a change in control of the Company.

     The Company may compel conversion of the Class A Convertible Notes upon written notice to the holder if (i) there is a proxy contest for control of the Company's board of directors or (ii) the Company is unable, in the judgment of its board of directors, without compelling such a conversion, to obtain the requisite shareholder vote to approve a material transaction approved by the Company's board of directors. If the notes are converted before the third anniversary of their issuance, CPS, will have the right to vote all of the Common Shares held by Clarion as a result of conversion of the notes for the remainder of such three year period.

     CPS's three year voting rights are set forth in a shareholders agreement among CPS, Clarion and certain other holders of the Class A Convertible Notes (the "Clarion Shareholders Agreement"). The Clarion Shareholders Agreement was entered into in connection with and as a condition of the Merger. In addition to the voting rights of CPS, the Shareholders Agreement provides for (i) CPS and Clarion not to make any purchases or sales of Common Shares on the open market, without the approval of the other, for a period of three years; (ii) Clarion and the Company to give the other a right of first refusal before making any transfers of their respective Common Shares to any third party; and (iii) in the event CPS desires to sell any of its Common Shares, either through a public or private sale, to permit Clarion and certain other holders of the Class A Convertible Notes to include a pro rata portion of their Common Shares in such sale. The Clarion Shareholders Agreement will terminate if CPS ceases to have effective control of the Company.

     In connection with the Merger, the Company and Clarion entered into a Board Representation Agreement (the "Board Agreement"), pursuant to which the Company increased the size of its board of directors from five to six members in order to create a vacancy that was filled by Clarion, in accordance with the Board Agreement. The current Clarion designee was Morton Cohen, the former Chairman of Monitek. In the event the Company decides to increase the size of its board to more than six members, Clarion would have the right to designate a percentage of all members of the board equal to the percentage of Common Shares that Clarion and its affiliates own or would own upon conversion of its Class A Convertible Note and the Clarion Note. The Company has agreed to nominate for election to the board any person that Clarion has the right to designate under the Board Agreement. The Board Agreement will terminate if Clarion and its affiliates fail to own more than 10,000,000 Common Shares. For purposes of calculating the number of Common Shares owned by Clarion, the Board Agreement assumes Clarion's Class A Convertible Note and the Clarion Note have been converted.

     Upon the consummation of the Merger, the Company, Clarion, and certain holders of the Class A Convertible Notes entered into a Participation Rights Agreement (the "Participation Rights Agreement"), pursuant to which Clarion and such holders will be allowed to participate in any public or private offering by the Company of any of its securities. Clarion and such holders will be able to participate in such private sale or public offering in an amount proportionate to Clarion's or such holder's percentage ownership of Common shares. For the purpose of calculating such percentage, the Participation Rights Agreement assumes that the Clarion Note and the Class A Convertible Notes have been converted into Common Shares.

     Office Lease. Sentex currently leases 5,500 square feet on three floors of a three-story building at 553 Broad Avenue, Ridgefield, New Jersey 07657, as executive offices and research and product assembly facilities under month-to-month leases from Dr. Linenberg, the current Vice President of the Company and President of Sentex Sensing, Inc., an operating subsidiary of the Company. Rental expenses amounted to $56,793 for the year ended November 30, 1996.

ITEM 13    EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------    ---------------------------------------

(A) EXHIBITS

EXHIBIT
NUMBER                  EXHIBIT DESCRIPTION
-------                 -------------------

 3.1     Certificate of Incorporation, as amended(3)

 3.2*    First Amended and Restated Bylaws of the Company

 3.3     Certificate of Incorporation of Sentex Acquisition Corp.(4)

 3.5     Certificate of Merger (Sentex Systems, Inc. into Sentex)(4)

 3.6     Certificate of Incorporation of Sentex Systems, Inc.(5)

 3.7*    Certificate of Incorporation of Monitek Technologies, Inc.

 4.1     Specimen Certificate of Common Shares(3)

 4.2     Specimen of Class A Convertible Note(1)

 4.3     Participation Rights Agreements(1)

 4.4     Specimen of Clarion Note(1)

 9.1 Shareholders Agreement between CPS Capital, Ltd. and Amos Linenberg, dated March 1, 1996(2)

 9.2 Shareholders Agreement between CPS Capital, Ltd. and Joanne Bianco, dated March 1, 1996(2)

 9.3 Shareholders Agreement among CPS Capital, Ltd. and Clarion Capital Corporation and others(1)

10.1     Employment Agreement with Dr. Amos Linenberg, dated March 1, 1996(2)

10.2     Consulting Agreement with Ms. Joanne Bianco, dated March 1, 1996(2)

10.3     Sentex 1996 Long-Term Incentive Stock Option Plan(1)

21.1*    List of Subsidiaries

(1)      Incorporated by reference to Annex A of the Joint Proxy
         Statement/Prospectus which is a part of Amendment No. 1 to the Registration Statement on Form S-4, filed on October 4, 1996, File No. 333- 12993 (the "Registration Statement").

(2) Incorporated by reference to exhibits of the Registration Statement bearing the same exhibit numbers.

(3) Incorporated by reference to exhibits bearing same exhibit numbers, filed with Sentex's Registration Statement on Form S-1, File No. 2-86860.

(4) Incorporated by reference to exhibits bearing the same exhibit numbers, filed with Sentex's Form 10-KSB for the fiscal year ended November 30, 1992.

(5) Incorporated by reference to exhibits bearing same exhibit numbers, filed with Sentex's Form 10-KSB for the fiscal year ended November 30, 1984.

* Filed herewith.

(B) REPORTS ON FORM 8-K

     The Company filed the following Reports on Form 8-K with respect to events that occurred in the fourth quarter of fiscal year 1996.

              (1) Form 8-K, filed on December 3, 1996 covering Item 4 (Changes in Registrants Certifying Accountants), file number 000-13328;

              (2) Form 8-K, filed on December 13, 1996 covering Item 2 (Acquisition or Disposition of Assets) and Item 5 (Other Events), file number 000-13328; and

              (3) Form 8-K/A, filed on February 7, 1997 amending (2) above to incorporate by reference the financial statements required to be filed with (2) above, file number 000-13328.

SIGNATURE


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 28, 1997       SENTEX SENSING TECHNOLOGY, INC.


                                By: /s/ Robert S. Kendall
                                   ------------------------------------------
                                   Robert S. Kendall, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                   Title                           Date
---------                   -----                           ----

/s/ Robert S. Kendall       Chairman, President             February 28, 1997
----------------------      and Treasurer
Robert S. Kendall


/s/ James G. Few            Executive V.P., Chief           February 28, 1997
----------------------      Operating Officer, Secretary
James G. Few                and Director


/s/ James S. O'Leary        Vice President, Finance and     February 28, 1997
----------------------      Chief Financial Officer
James S. O'Leary


/s/ Julius L. Hess          Director                        February 28, 1997
----------------------
Julius L. Hess


                            Director
----------------------
Ronald M. Lipson


                            Director
----------------------
Amos Linenberg


/s/ Morton A. Cohen
----------------------      Director                        February 28, 1997
Morton A. Cohen

                        SENTEX SENSING TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                                    CONTENTS


-------------------------------------------------------------------------------



                                                                      Page
                                                                      ----
AUDITORS' REPORTS                                                  F-3 - F-4

FINANCIAL STATEMENTS
    Consolidated balance sheet                                        F-5
    Consolidated statements of operations                             F-6
    Consolidated statements of stockholders' equity                   F-7
    Consolidated statements of cash flows                             F-8
    Notes to consolidated financial statements                    F-9 - F-20

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio


        We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  HAUSSER + TAYLOR


Cleveland, Ohio
February 12, 1997

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Ridgefield, New Jersey


        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Sentex Sensing Technology, Inc. and subsidiaries for the year ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Sentex Sensing Technology, Inc. and its subsidiaries' operations and their cash flows for the year ended November 30, 1995, in conformity with generally accepted accounting principles.

                                               MOORE STEPHENS, P. C.
                                               Certified Public Accountants

Cranford, New Jersey
January 26, 1996

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                November 30,1996
                                ----------------


               ASSETS
               ------

CURRENT ASSETS
        Cash and cash equivalents                     $ 1,697,767
        Accounts receivable, less allowance for
         doubtful accounts of $28,988                     848,790
        Inventories                                     1,631,375
        Other current assets                              190,411
                                                        ---------
              Total current assets                                    $ 4,368,343

PROPERTY AND EQUIPMENT, less accumulated
        depreciation and amortization of $118,609                         318,573

OTHER ASSETS
        Goodwill                                          251,402
        Deposits and other assets                          36,977         288,379
                                                      -----------      ----------
                                                                       $4,975,295
                                                                       ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
        Notes payable - bank                          $   570,000
        Liability for factored receivables                 76,948
        Trade accounts payable                            893,056
        Accrued liabilities                               805,069
        Due to related party                               33,333
                                                       ----------
             Total current liabilities                                $ 2,378,406

LONG-TERM DEBT
        Convertible subordinated notes payable            468,000
        Due to related party                               33,333         501,333
                                                       ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Common stock, no par value
                Authorized - 200,000,000 shares
                Issued - 87,865,762 shares
                Outstanding - 78,919,762 shares         2,153,489
        Retained earnings                                 255,285
        Treasury shares at cost, 8,946,000 shares        (313,218)
                                                       ----------
                 Total stockholders' equity                             2,095,556
                                                                       ----------
                                                                       $4,975,295
                                                                       ==========

   The accompanying notes are an integral part of these finanacial statements.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended November 30, 1996 and 1995
                     --------------------------------------


                                                   1996                 1995
                                                   ----                 ----

REVENUES
        Net sales                             $    999,337          $  1,313,138
        Interest and other income                  179,090               240,713
                                              ------------          ------------
              Total revenues (Note 15)           1,178,427             1,553,851


COST AND EXPENSES

        Cost of sales                              417,873               489,522
        Selling, general and administrative      1,402,660               925,029
        Research and development                   212,907               316,643
                                              ------------          ------------
              Total costs and expenses           2,033,440             1,731,194
                                              ------------          -------------

LOSS BEFORE PROVISION FOR INCOME TAX
        EXPENSE (BENEFIT)                        (855,013)             (177,343)

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)           -                  (62,466)
                                              ------------          ------------

NET LOSS                                      $   (855,013)         $   (114,877)
                                               ============          ===========

NET LOSS PER SHARE                            $      (0.01)         $        -
                                              ============          ============

WEIGHTED AVERAGE NUMBER OF SHARES
        OUTSTANDING                             67,264,248            68,024,759
                                                ==========            ==========

   The accompanying notes are an integral part of these finanacial statements.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended November 30, 1996 and 1995
                     -------------------------------------


                                                                                                           Unrealized
                                                                                                             Holding
                                                                                                             Gain on
                                                               Common Stock                                 Securities
                                                         ------------------------          Retained          Available
                                                         Shares            Amount          Earnings          for Sale
                                                         ------            ------          --------          --------

Balance  November 30, 1994                              76,206,081       $ 1,955,489       $1,225,175           -

        Net loss                                             -                 -            (114,877)           -
        Acquisition of treasury stock                        -                 -                -               -
        Unrealized holding gain on securities
                available for sale                           -                 -                -              6,174
                                                        ----------       -----------       ---------       ----------

Balance  November 30, 1995                               76,206,081        1,955,489        1,110,298          6,174

        Net loss                                             -                 -             (855,013)           -
        Reversal of unrealized holding gain on
                securities sold                              -                 -                 -            (6,174)
        Other                                                -                 -                 -               -
        Issuance of common stock, net of registration
                costs of $150,000                       11,659,681          198,000              -               -
                                                        ----------       ----------         ----------       -----------

Balance  November 30, 1996                              87,865,762       $2,153,489           $255,285       $    -
                                                        ==========       ==========           ========       ===========

                                                                 Treasury Stock             Total
                                                            ----------------------      Stockholders'
                                                            Shares          Amount          Equity
                                                            ------          ------      --------------

Balance  November 30, 1994                                 5,953,000        (215,775)      2,964,889

        Net loss                                                -               -           (114,877)
        Acquisition of treasury stock                      2,893,000         (97,443)        (97,443)
        Unrealized holding gain on securities
                available for sale                              -               -              6,174
                                                          ----------       ----------       ----------

Balance  November 30, 1995                                 8,846,000        (313,218)      2,758,743

        Net loss                                                -               -           (855,013)
        Reversal of unrealized holding gain on
                securities sold                                 -               -             (6,174)
        Other                                               100,000             -                -
        Issuance of common stock, net of registration
                costs of $150,000                               -               -            198,000
                                                          ----------        ---------     ----------

Balance  November 30, 1996                                 8,946,000       $(313,218)     $2,095,556
                                                           =========        =========     ==========

[FN]

   The accompanying notes are an integral part of these financial statements

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended November 30, 1996 and 1995
                     --------------------------------------

                                                                                                1996            1995
                                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                                             $  (855,013)     $  (114,877)
        Adjustments to reconcile net loss to net cash
                (used) provided by operating activities:
                        Depreciation and amortization                                             18,085           28,270
                        Not-to-compete charge                                                    100,000              -
                        Deferred income taxes                                                        -              1,080
                        Gain on sale of assets                                                    (1,500)          (4,706)
                        Gain on sale of investments                                               (6,384)              -
                        Provision for bad debt                                                    15,838           35,000
                        Changes in assets and liabilities:
                                Accounts receivable                                               85,881          206,953
                                Inventories                                                       33,347          (44,670)
                                Other current assets                                             112,015          (10,489)
                                Other assets                                                      10,220          (10,735)
                                Accounts payable                                                  15,810          (15,370)
                                Accrued expenses and other current liabilities                   167,643          (50,126)
                                                                                            ------------     ------------
                                    Total adjustments                                            550,955          135,207
                                                                                            ------------     ------------
                                        Net cash (used) provided by operating activities        (304,058)          20,330

CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisition of Monitek net of $41,936 cash acquired                                     (180,383)             -
        Pre-acquisition advances to Monitek                                                     (539,766)             -
        Proceeds on sale of equipment                                                              1,500           11,200
        Redemption of short-term investments                                                     299,769        1,775,370
        Purchase of short-term investments                                                           -           (387,102)
        Acquisition of property and equipment                                                     (1,937)         (12,537)
                                                                                              -----------     ------------
                                       Net cash (used) provided by investing activities          (420,817)       1,386,931

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments to related party                                                                (33,333)             -
        Acquisition of treasury stock                                                                -           (97,443)
        Net proceeds on note payable - bank                                                      570,000              -
                                                                                            ------------      ------------
                                      Net cash provided (used) by financing activities           536,667          (97,443)
                                                                                            ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (188,208)       1,309,818

CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR                                                 1,885,975          576,157
                                                                                            ------------     -------------

CASH AND CASH EQUIVALENTS -- END OF YEAR                                                     $ 1,697,767      $ 1,885,975
                                                                                             ===========      ===========

Supplemental disclosures of cash flow information:
        Cash paid during the year for:
                Interest                                                                     $     2,803      $      -
                Income taxes                                                                        -                 689

Supplemental disclosure of noncash investing and financing activities:
     On March 1, 1996, the Company entered into a Covenant Not-to-Compete agreement with a related party for a total of $100,000. As of November 30, 1996, the remaining $66,667 balance due is to be paid in equal installments of $33,333 during January 1997 and 1998. See Notes 3 and 9 for noncash investing activity related to the acquisition of Monitek.

    The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.        ORGANIZATION, BACKGROUND AND INDUSTRY SEGMENT

               The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

               One of the subsidiaries, Sentex Systems, Inc., is engaged in the business of developing, manufacturing and selling automated gas chromatography devices designed to detect the presence of certain substances by identifying and measuring the concentrations of certain atmospheric vapors. A new subsidiary, Monitek Technologies, Inc. ("Monitek"), was acquired by the Company on November 30, 1996 and has been included in the consolidated balance sheet as of the acquisition date (see Note
               3).

               The Company's business is confined to a single industry segment, manufacturing analysis equipment.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               A. Inventories - Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

               B. Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Estimated useful lives range from 3 to 31.5 years as follows:


                           Machinery and equipment                 3 - 7 years
                           Automobiles                             3 - 5 years
                           Leasehold improvements              10 - 31.5 years


                    When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income or loss for the period. The cost of maintenance and repairs is included in the statements of operations as incurred; significant renewals and betterments are capitalized.

               C. Revenue Recognition - The Company records revenue as products are shipped to customers.

               D. Warranty Costs - The Company's products are sold with a warranty for parts and labor. Estimated costs of product warranties are charged to operations at time of sale.

               E. Research and Development Costs - Research and development costs are expensed as incurred.

               F. Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               G. Reclassification - Certain prior year balances have been reclassified to conform to current year's presentation.

               H. Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and equivalents, investments in a certificate of deposit and accounts receivable arising from its normal business activities. Concentrations of credit risk with respect to trade receivables are limited, due to the number of customers comprising the Company's customer base and their disposition across different industries and geographic areas. Bad debt expenses have not been material. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of November 30, 1996, the Company had $1,319,234 in cash balances at financial institutions which were in excess of the federally insured limits.

               I. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               J. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

                    The Company has no current plans to repatriate undistributed earnings of Monitek's foreign subsidiary. Therefore, no tax has been provided to cover the repatriation of such undistributed earnings at November 30, 1996. The cumulative amount of undistributed earnings for which the Company has not provided United States income taxes was approximately $70,000 at November 30, 1996.

                    The Company has terminated its IC-DISC and, therefore, has begun repatriation of the undistributed earnings of the IC-DISC. The undistributed earnings of approximately $780,000 will be recognized as income by the Company over a 10-year period ending March 31, 2001.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               K. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

               L. Foreign Currency Translation - The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The functional currency of the Company's German subsidiary is the deutsche mark. All transactions of that subsidiary denominated in currency other than the functional currency are remeasured into the functional currency with the resulting gain or loss included as foreign currency transaction gains or losses as incurred in the accompanying consolidated statements of operations. Assets and liabilities denominated in currencies other than U.S. dollars are translated at year end exchange rates and all statement of operations items are (will be) translated at the weighted average exchange rate for the year.

               M. Loss Per Share - Loss per share is calculated using the weighted average number of shares outstanding during the year and additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents.

               N. Factoring of Receivables - Monitek entered into an agreement, in May 1995, pursuant to which it sold certain trade accounts receivable, subject to recourse provisions. Under the terms of the agreement, Monitek retains substantially the same risk of credit loss as if the receivables had not been sold. The proceeds are less than the face amount of accounts receivable sold by a 20% reserve amount and a 1% administrative fee on the gross amount of each purchased receivable. Upon collection of these accounts, the 20% withheld by the purchaser, less a .1% discount per day based on the average daily balance of outstanding transferred receivables, is forwarded to the seller. As collections reduce accounts included in the pool, Monitek would sell its interest in new receivables. The Company, if possible, intends to replace the factoring of Monitek's receivables with traditional receivable financing (lines of credit).

                    At November 30, 1996, the balance of sold accounts receivable that had not been collected was approximately $97,000 which has been included in trade receivables in the accompanying consolidated balance sheet. As the sold receivables are subject to recourse provisions, a liability is reflected for the face amount of the receivables sold.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          O. New Authoritative Pronouncements - Effective December 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. The adoption of SFAS 121 did not have any effect on the Company's consolidated financial statements.

               In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to use the intrinsic value-based method for stock issued to employees. As a result, this standard does not have any effect to the Company's consolidated financial statements other than to require disclosure, beginning in the fiscal year ended November 30, 1997, of the pro forma effect on net income of using the fair value-based method of accounting for stock issued to employees. The Company's outstanding stock options and/or similar equity instruments held by other than employees are not material.

NOTE 3.        ACQUISITION

               On November 30, 1996, the Company acquired 100% of the outstanding stock of Monitek Technologies, Inc., a company which designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solid content, color, purity, flow, level and volume of liquids in industrial waste water environments. Monitek GmbH, a wholly-owned subsidiary of Monitek, was formed in Germany to sell and service Monitek's (and now the Company's) products throughout Continental Europe. At November 30, 1996, Monitek GmbH's assets, located in Continental Europe, represent approximately 30% of the Company's total consolidated assets.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 3.        ACQUISITION (CONTINUED)

               The acquisition was accounted for as a purchase and resulted in the issuance of 11,659,681 common shares and convertible notes having face and discounted values of $622,000 and $468,000, respectively, in exchange for 100% of the outstanding stock and other securities of Monitek. The acquisition cost attributable to the common shares of $348,000 was based on the estimated fair value, including goodwill, of the net assets acquired, net of the cost attributable to the convertible notes and before costs associated with the registration of the securities issued ($150,000, which was charged against stockholders' equity).
               In addition, the total acquisition cost includes direct acquisition costs of $72,319.

               The estimated fair market value of tangible assets and liabilities acquired was $2,650,153 and $2,013,236, respectively. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $251,402, which will be amortized on a straight-line basis over 20 years.

               The acquisition of Monitek has been accounted for as a purchase and, accordingly, the operating results will be included in the Company's consolidated statements of operations beginning December 1, 1996.

               The following summary presents unaudited pro forma consolidated results of operations as if the acquisition had occurred on December 1, 1995 and December 1, 1994, respectively, and includes adjustments for estimated amounts of goodwill amortization, depreciation of fixed assets acquired based on their estimated fair values, increased interest expense and the elimination of intercompany transactions. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of earlier dates, nor are they indicative of results of operations which may occur in the future. These results do not reflect any synergies that may or may not be achieved.


                                           Unaudited
                                  ------------------------
                                  Years Ended November 30,
                                  ------------------------
                                    1996            1995
                                    ----            ----

Total revenues                 $  6,967,000      $  8,479,000
                               ============      ============
Net loss before taxes          $ (2,192,000)     $ (1,457,000)
                               ============      ============
Net loss                       $ (2,200,000)     $ (1,149,000)
                               ============      ============
Net loss per share             $      (0.03)     $      (0.01)
                               ============      ============
Weighted average number of
       shares outstanding        78,923,900        79,648,400
                               ============      ============


               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 4.         INVENTORIES

                Inventories consist of the following at November 30, 1996:


                       Raw materials                 $  620,152
                       Work-in-process                  189,104
                       Finished goods                   822,119
                                                     ----------
                                                     $1,631,375
                                                     ==========


NOTE 5.        PROPERTY AND EQUIPMENT

               Property and equipment consist of the following at November 30, 1996:

                       Machinery and equipment          $364,595
                       Furniture and fixtures             44,276
                       Automobiles                         7,025
                       Leasehold improvements             21,286
                                                       ---------
                                                         437,182
                       Less accumulated depreciation
                        and amortization                 118,609
                                                       ---------
                                                        $318,573
                                                       =========

NOTE 6.        INVESTMENTS

               The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, at December 1, 1994. In accordance with
               SFAS No. 115, prior years' financial statements were not restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS No. 115 at December 1, 1994.

               Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of stockholders' equity until realized. At November 30, 1996, the Company had no investments.

               Realized gains and losses on disposition are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method. Unrealized holding gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. Realized gains and losses flow through the Company's yearly operations.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 7.        ACCRUED LIABILITIES

               Accrued liabilities consist of the following at November 30, 1996:

               Accrued bonuses and other compensation                 $ 35,579
               Accrued commissions                                      33,949
               Accrued payroll and related taxes                       206,929
               Accrued professional fees                               301,147
               Other accrued liabilities                               227,465
                                                                      --------
                                                                      $805,069
                                                                      ========

NOTE 8.        NOTES PAYABLE - BANK

               The Company has available a revolving credit facility which provides for borrowings of $2,000,000, limited to the collateral amount. The line is collateralized by significantly all of the Company's cash and cash equivalents. Interest is charged at a rate that is .40% per annum in excess of the interest rate paid on its deposit (collateral) accounts.
               Amounts outstanding under the facility, which expires in June 1997, amounted to $570,000 at November 30, 1996. Interest expense for the year ended November 30, 1996 amounted to $2,803.

 NOTE 9.       CONVERTIBLE SUBORDINATED NOTES PAYABLE

               In connection with the acquisition of Monitek on November 30, 1996, the Company issued convertible notes having aggregate face and discounted values of $622,000 and $468,000, respectively. The unsecured notes, which are subordinated to all present and future obligations of the Company, have a stated interest rate of 5.05% per annum and have been discounted using a yield rate of 15% to reflect management's estimate of the fair value of the debt.

               Interest on the notes is payable annually (November 30) in shares of the Company's common stock based on the average of the bid and ask prices of the shares on the last ten trading days prior to the date on which the interest payment is due. The notes are convertible at various rates ($.0194 and $.0562 on $136,414 and $485,586 of face amount, respectively) averaging $.03 per face amount of debt, into an aggregate of 15,671,969 shares of the Company's common stock. Clarion Capital Corporation is the holder of $609,578 of the convertible notes. Upon conversion, Clarion will receive approximately 15,450,937 common shares.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 9.        CONVERTIBLE SUBORDINATED NOTES PAYABLE (CONTINUED)

               The notes are convertible by the holder 300 days after the second anniversary of issuance and earlier under certain conditions including certain changes in control or the restructuring/recapitalization of the Company. The notes can be converted at the Company's option 345 days after the second anniversary of issuance into that number of shares by dividing the face amount of the note by $.075 or at a time earlier at the standard conversion rates ($.0194 and $.0562) if there is a proxy contest for control of the Company's Board of Directors or if the Company is unable, in the judgment of the Company's Board of Directors, without compelling such a conversion, to obtain the requisite shareholder vote to approve a material transaction approved by the Board of Directors. The conversion terms contain standard anti-dilutive provisions to adjust the conversion price. In the event the notes are not converted, they become due on November 30, 1999.

               The Company has reserved 18,687,424 of its common shares for the payment of interest on and the conversion of the notes.


NOTE 10.       COMMITMENTS AND CONTINGENCIES

               The Company occupies premises under various operating leases, which are renewed monthly, certain of which are with a principal shareholder. Rental expense amounted to approximately $56,793 and $61,551 (of which $56,793 and $53,340 were for related party leases) for the years ended November 30, 1996 and 1995, respectively.

               The acquisition of Monitek resulted in the Company being committed to operating leases for Monitek's offices and production facilities. Future minimum payments under leases that have initial or remaining terms in excess of one year are as follows at November 30, 1996:

                                  1997                            $276,546
                                  1998                             129,217
                                  1999                             118,195
                                  2000                             106,216
                                  2001                              99,747
                                  Thereafter                       191,296
                                                                  --------
                                                                  $921,217
                                                                  ========

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 11.         STOCK INCENTIVE PLAN

                 The Company has a long-term incentive plan ("Incentive Plan") to provide current and future directors, officers and employees incentives to stimulate their active interest in the development and financial success of the Company. The
                 Incentive Plan provides for the granting of "incentive stock options," under Section 422 of the Internal Revenue Code of 1986, as amended, or other stock options, stock appreciation rights, restricted or nonrestricted stock awards to purchase not more than 7,000,000 shares (which shares have been reserved by the Company) of common stock as determined by the Company's Incentive Plan Committee (the "Committee"). The option prices per share of common stock which is the subject of incentive stock options and other stock options under the Incentive Plan shall not be less than 100% of the fair market value of the Company's shares of common stock on the date such option is granted. The Committee shall determine when each option is to expire but no option shall be exercisable for a period of more than 10 years from the date upon which the option is granted. Generally, options granted under the Incentive Plan vest or terminate upon the employee leaving the Company and are subject to automatic acceleration of any vesting requirements given certain changes in control of the Company.

                 Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners: (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 1996, the Company has not granted any awards under the Incentive Plan.

                 Stock options outstanding at November 30, 1996 consist of Monitek stock options that were automatically converted, at the date of acquisition (see Note 3), into options to purchase 2,583,110 of the Company's common shares at an average exercise price of $.1038 per share and a range of $.0725 to $.1812 per share.

NOTE 12.        PROFIT-SHARING PLAN

                 The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 1996 and 1995.

NOTE 13.        RESEARCH AND DEVELOPMENT AGREEMENTS

                The Company has been a party to research and development agreements with unaffiliated limited partnerships. Under an agreement which commenced in December 1981, the Company conducted research relating to the development and commercial exploitation of a portable toxic vapor detector using preconcentrated gas chromatography on behalf of a limited partnership.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 13.       RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)

               The Company was a defendant in an action filed in which a judgement creditor of the partnership petitioned the court to require the Company to transfer the total amount being held in escrow to satisfy the research and development agreement with the partnership, to the judgement creditor. In April 1995, the action was decided in favor of the creditor. The Company obtained a release from the partnership for any and all claims it has or may have against the Company by payment of a total amount of $40,000, of which $21,261 was paid to the creditor and $18,739 paid to the partnership.

               In 1994, the Company entered into an agreement with a non-profit corporation organized to sponsor research and development with respect to electric energy. Based upon the agreement, the Company is to develop an instrument for a major utilities corporation. The total contract revenue is for $185,500, which is to be billed in installments based upon various stages of completion throughout the agreement. The related total estimated costs are approximately $151,300. As the earnings process is substantially complete and substantially all costs have been incurred, all revenue under the contract has been accrued. For the years ended November 30, 1996 and 1995, the effect of this contract is as follows:


                                                       Years Ended November 30,
                                                       ------------------------
                                                           1996         1995
                                                           ----         ----

                  Revenue                               $ 10,500      $ 135,500
                  Costs incurred                          10,806        118,196


NOTE 14.       INCOME TAXES

               As referred to in Note 1, the Company utilizes SFAS 109, Accounting for Income Taxes. The components of the provision for income taxes for the years ended November 30, 1996 and 1995 are:


                                                           1996        1995
                                                           ----        ----
                  Current tax provision (benefit):
                    Federal                             $    -     $(66,976)
                    State                                    -        2,950
                                                        ------     --------
                                                             -      (64,026)

                  Deferred tax provision relating to:
                     Federal                                 -          975
                     State                                   -          585
                                                        ------     --------
                                                             -        1,560
                                                        ------     --------
                  Total provision (benefit) for
                   income taxes                         $   -      $(62,466)
                                                        ======     ========

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 14.       INCOME TAXES (CONTINUED)

               A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

                                                                      1996          1995
                                                                      ----          ----
                  Expected federal income tax
                    benefit at the statutory rate                    (34.0)%        (34.0)%

                  Increase (decrease) in taxes resulting from:
                    Effect of graduated federal tax rates               -            19.0
                    State taxes                                         -             8.1
                    Utilization of net operating loss carryback         -           (26.3)
                    Effect of operating loss for which no tax
                      carrybacks are available                        33.5             -
                  Other                                                0.5           (1.3)
                                                                     -----          -----
                                                                        - %         (34.5)%
                                                                     =====          =====


               The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

                                                                      1996          1995
                                                                      ----          ----
                  Deferred tax assets:
                    Allowance for doubtful accounts and
                      miscellaneous other                         $ (8,000)      $ 10,000
                    Net operating loss carryforward                340,000         32,000
                                                                  --------        -------
                         Total gross deferred tax assets           332,000         42,000
                    Less valuation allowance                       332,000         42,000
                                                                  --------        -------
                          Net deferred tax assets                 $    -          $   -
                                                                  ========        =======

               The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

               The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the year ended November 30, 1996, the Company recorded increases of $290,000 in the valuation allowance primarily as a result of the net operating loss generated during the year.

               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 14.       INCOME TAXES (CONTINUED)

               At November 30, 1996, the Company had approximately $6,946,000 of net operating loss carryforwards available to offset future federal taxable income. The federal net operating loss carryforwards expire at various dates through 2011. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $5,950,000 of loss carryforwards that are subject to limitations as a result of these provisions.

NOTE 15.       RELATED PARTY TRANSACTIONS

               Effective March 1, 1996, the Company entered into a management agreement with an affiliate and significant shareholder, CPS Capital, Ltd., to perform management and executive services at an annual fee of $193,800, payable ratably each month, plus any reasonable "out-of-pocket" expenses. On June 24, 1996, the management agreement was amended and restated in order for CPS Capital, Ltd. to extend its management services at an annual fee of $393,800. For the year ended November 30, 1996, management fees incurred under the agreement amounted to $145,350 and have been included as selling, general and administrative expenses in the statements of operations.

               As a condition of the merger with Monitek, the Company has entered into an agreement with an affiliate, Clarion Capital Corporation, to provide management services at an hourly fee as requested.

               In the year ended November 30, 1996, prior to the acquisition of Monitek, the Company had product sales of $194,112 and provided strategic operational and financial consulting services of $83,335 to Monitek. These amounts are included in net sales and other income, respectively, in the Company's consolidated statements of operations. Amounts due from Monitek for sales, services and advances amounted to approximately $539,800 at the date of acquisition. These amounts were eliminated against Monitek's offsetting payable in consolidation. Management intends such amounts to be repaid from Monitek's operations.

               In 1996, the Company entered into a four year employment agreement with its Executive Vice President and significant shareholder of the Company. The agreement provides for a base salary of approximately $132,000 per annum, plus annual cost of living adjustments and certain incentive compensation. Additionally, the agreement provides for a covenant not to compete during the term of employment and for one year thereafter.

               In 1996, the Company entered into a two year consulting agreement with a significant shareholder and former officer that provides for a base compensation of $75,000 per annum and a three year covenant not to compete. Consideration for the covenant not to compete amounted to $100,000 (which was charged against operations in the year ended November 30, 1996) in the aggregate and is payable in three equal installments in March 1996, 1997 and 1998. The Company's obligations under the consulting agreement are secured by a letter of credit.

                                List of Exhibits


EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION
-------                    -------------------

 3.2      First Amended and Restated Bylaws of the Company

 3.7      Certificate of Incorporation of Monitek Technologies, Inc.

 21.1     List of Subsidiaries