Form 10QSB
period 1997-02-28
SENTEX SENSING TECHNOLOGY INC
filed 1997-04-14
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                      February 28, 1997

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

                               Yes [X]      No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.


                               Yes [ ]      No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,919,762

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1997 [UNAUDITED]





ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                    $1,642,437
   Accounts receivable                             869,167
   Inventories                                   1,556,375
   Other current assets                            175,338
   Income tax refunds                               16,000
                                                ----------

   TOTAL CURRENT ASSETS                          4,259,317

EQUIPMENT AND IMPROVEMENTS - [NET OF
   ACCUMULATED DEPRECIATION AND AMORTIZATION]      294,987

OTHER ASSETS
  Goodwill                                         245,117
  Deposits and other assets                         34,637
                                                ----------
   TOTAL ASSETS                                 $4,834,058
                                                ==========




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1997 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank loans                                         $ 1,315,000
   Accounts payable                                       644,979
   Accrued expenses and other current liabilities         671,197
   Due to related party                                    33,333
                                                      -----------

   TOTAL CURRENT LIABILITIES                            2,664,509
                                                      -----------

LONG-TERM DEBT
   Convertible subordinated notes payable                 468,000
   Due to related party                                    33,333
                                                      -----------

   TOTAL LONG-TERM DEBT                                   501,333
                                                      -----------

STOCKHOLDERS' EQUITY:
   Common stock, no par value, authorized
      200,000,000 shares, issued 87,865,762 shares,
       outstanding 78,919,762 shares                    2,153,489
    Accumulated deficit                                  (188,657)
    Treasury shares at cost                              (313,218)
     Cumulative translation adjustment                     16,602
                                                      -----------

   TOTAL STOCKHOLDERS' EQUITY                           1,668,216
                                                      -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 4,834,058
                                                      ===========





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]





                                               THREE MONTHS ENDED
                                           ----------------------------
                                           FEBRUARY 28      FEBRUARY 29
                                               1997            1996
                                           ------------    ------------
Net sales                                  $  1,809,898    $    309,045

Cost of sales                                   858,302         140,969
                                           ------------    ------------

       Gross profit                             951,596         168,076

Selling, General and Administrative           1,257,892         283,138
   Research and Development                      89,140          53,746
                                           ------------    ------------

       Operating loss                          (395,436)       (168,808)
                                           ------------    ------------

Other income (expense)
       Interest income                           18,361          19,255
       Other income                              13,020               0
       Interest expense                         (16,057)              0
       Foreign currency transaction loss        (63,830)              0
                                           ------------    ------------

          Loss before income tax expense       (443,942)       (149,553)

Provision for income taxes                            0               0
                                           ------------    ------------

       Net loss                            $   (443,942)   $   (149,553)
                                           ============    ============


Net loss per share                         $      (0.01)   $          0
                                           ============    ============

Weighted Average Number of
   Shares Outstanding                        78,919,762      67,360,081
                                           ============    ============



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                                      THREE MONTHS ENDED
                                                                                  --------------------------
                                                                                  FEBRUARY 28    FEBRUARY 29
                                                                                      1997           1996
                                                                                  -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                                       $  (443,942)   $  (149,553)
   Adjustments to reconcile net [loss] income to net cash Provided by [used in]
      operating activities:
      Depreciation and amortization                                                    31,879          5,759
      Provision for bad debt                                                            7,251              0
   Change in assets and liabilities:
     [Increase] decrease in:
       Accounts receivable                                                            (43,628)       122,027
       Inventories                                                                     75,000         13,296
       Other current assets                                                            15,073        (36,301)
       Income tax refund                                                                    0         (3,600)
   Increase [decrease] in:
       Accounts payable                                                              (248,077)       (52,024)
       Accrued expenses and other current liabilities                                (133,872)        48,749
         Income taxes payable                                                               0          3,600
         Currency translation adjustment                                               18,914              0
                                                                                  -----------    -----------
     TOTAL ADJUSTMENTS                                                               (277,460)       101,506
                                                                                  -----------    -----------

   NET CASH USED BY OPERATING ACTIVITIES                                             (721,402)       (48,047)
                                                                                  -----------    -----------

INVESTING ACTIVITIES:
   Purchase of short-term investments                                                       0       (626,803)
   Acquisition of equipment and improvements                                           (1,980)             0
                                                                                  -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                                                  (1,980)      (626,803)
                                                                                  -----------    -----------

FINANCING ACTIVITIES:
   Net proceeds on note payable - bank                                                745,000              0
   Net decrease in factoring of accounts receivable                                   (76,948)             0
                                                                                  -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             668,052              0
                                                                                  -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (55,330)      (674,850)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                   1,697,767      1,885,975
                                                                                  -----------    -----------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                                     $ 1,642,437    $ 1,211,125
                                                                                  ===========    ===========

     See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996 (Commission File No. 2-13328).

[2] The results of operations for the three months ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                               February 28,
                                                   1997
                                                ----------
                    Raw Materials               $  575,638
                    Work-in-Process                197,322
                    Finished Goods                 783,415
                                                ----------

                       Total                    $1,556,375
                                                ==========

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

Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek") became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of Sentex Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Subcorp"), with and into Monitek. Monitek will now be operated as a wholly owned subsidiary of the Company. Monitek also operates a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH, which over the last three years has accounted for over 60% of Monitek's total revenues. The Company has begun to integrate the operations of Monitek with the operations of the Company.

Hereinafter the "Company" shall refer to Sentex Sensing Technology, Inc. and its three wholly owned subsidiaries, Sentex Acquisition Corp., Sentex Systems, Inc. ("Sentex") and Monitek.

The Company also intends to acquire other businesses which may be unrelated to its present activities and is presently investigating such opportunities. As of March 31, 1997 the Company had not entered into a firm commitment for any such transaction.

FINANCIAL CONDITION

Effects of Merger on Working Capital and Liquidity

The Merger became effective on November 30, 1996, the last day of the Company's fiscal year 1996. Accordingly, assets and liabilities of Monitek have been included in the balance sheet of the Company. At February 28, 1997, Monitek's assets totaled $2,404,927 (including $245,117 of goodwill) and its liabilities totaled $2,348,866. The inclusion of such assets and liabilities dramatically increased the Company's assets and liabilities as compared to the amounts reported at February 29, 1996. Total current assets increased to $4,259,317 at February 28, 1997 as compared to $2,678,258 at February 29, 1996 and, for the same dates, current liabilities increased to $2,664,509 from $115,738.

During its last three fiscal years, and the eight-month period ended November 30, 1996, Monitek incurred losses from operations. In addition, Monitek's certified public accountants, KPMG Peat Marwick LLP, had included in their auditors' report, which covers Monitek's financial statements for each of the years in the three-year period

                         SENTEX SENSING TECHNOLOGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


ended March 31, 1996, a statement that Monitek's recurring losses from operations raised substantial doubt about Monitek's ability to continue as a going concern. Monitek's losses, together with the losses sustained by Company through the period ended February 28, 1997, have had an adverse effect on the working capital of the Company.

Working capital decreased to $1,594,808 at February 28, 1997 as compared to $2,562,520 as of February 29, 1996. The decrease is mainly due to the increase in current liabilities assumed from Monitek and funding of operating losses. Even though the Company has working capital of almost $1,600,000, it should be noted that $2,441,542 of its current assets are in the form of inventories and accounts receivables. Cash and cash eqivalents equaled $1,642,437 as of February 28, 1997, $1,315,000 of which has been pledged to secure a line of credit.

While no assurance can be made that the Merger will result in the Company becoming profitable again, the Company believes that by using established manufacturer representative relationships and expanded industry and market exposure, it will have the opportunity to potentially exceed sales volumes achieved by the two prior companies in prior years. The Company also intends to attempt to take advantage of economies of scale to reduce selling, general and administrative expenses. The new combined Company has several new products which are expected to be available for sale during the second quarter of fiscal 1997. The Company believes that the new products will be less expensive to produce and easier to use because the customers will have the ability to service or calibrate the instrument without interrupting the process flow of liquid or engaging in extensive structural work often necessary with conventional models. These new products are replacements for existing items and the Company believes these products will increase sales revenue as well as increase the overall gross margin percentages of the Company.

To address the Company's immediate working capital needs the Company established a bank line of credit and has borrowed $1,315,000 as of February 28, 1997. The primary use of the proceeds was to fund operating losses incurred by both Sentex and Monitek. Liquidity is provided principally by cash on hand and the existing bank line of credit. The Company anticipates the need to raise additional funds during fiscal 1997 to fund its working capital needs that presently cannot be funded through the operations of the Company. In this regard, the Company will probably seek to expand its borrowings through increased asset based lines of credit, which the Company believes it will be able to obtain. There are currently no material commitments anticipated for capital expenditures during fiscal 1997. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company may need to seek additional financing.

Net Operating Losses; IC-DISC

The Company has approximately $7,000,000 in net operating losses as of fiscal 1996, which will expire at various dates through the year 2001, that are mainly attributable to

                         SENTEX SENSING TECHNOLOGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,000,000 of the $7,000,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

As of April 1, 1991, Monitek's IC-DISC, Monitek International, Inc., was effectively terminated. As a result, Monitek began repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 has been and will continue to be recognized as non-cash income, for tax return purposes, amortized straight-line, over the 10-year period ending March 31, 2001.

RESULTS OF OPERATIONS

Sentex is engaged in the business of developing, manufacturing and selling automated devices designed to identify and measure the concentrations of certain chemicals in air, water and soil. Sentex sells a portable and walk-through explosives detector, two portable air analyzers, a portable and fixed-site water monitoring system and a sensor which measures the total organic content of air. Sentex also provides technical assistance and service to its customers and, on occasion, performs research and development, on a contractual basis, to develop instrumentation designed to fulfill customer-specific analytical requirements. All of Sentex's products employ gas chromatography as the method of analysis.

Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments.

Quarter  Ended February 28, 1997 Compared to Quarter Ended February 29, 1996

The Company's net sales increased from $309,045 for the three months ended February 29, 1996 ("Fiscal 1996 Three Months") to $1,809,898 for the three months ended February 28, 1997 ("Fiscal 1997 Three Months") as a result of the acquisition of Monitek. Sentex net sales decreased by $129,829, or 42%, while Monitek generated sales of $1,697,051 for the Fiscal 1997 Three Months. The decrease in Sentex sales can be attributed somewhat to slow start in integrating the Sentex product line into the Monitek sales force, which consists primarily of independent manufacturers' representatives. Sentex's backlog of unshipped orders increased from $42,046 as of February 29, 1996 to $251,969 as of February 28, 1997, which indicates that sales momentum was beginning to build. For comparative purposes, Monitek's net sales for the Fiscal 1996 Three Months were $1,519,000.

Cost of goods sold, as a percentage of sales, increased from 46% for the Fiscal 1996 Three Months to 47% for the Fiscal 1997 Three Months. Sentex's cost of good sold remained constant at 46% while Monitek's amounted to 48% of net sales. For the Fiscal 1996 Three Months, Monitek's cost of goods sold, as a percentage of net sales, was 47%.

                         SENTEX SENSING TECHNOLOGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


Selling, general and administrative expenses increased from $283,138 for the Fiscal 1996 Three Months to $1,257,892 for the comparable Fiscal 1997 period, primarily due to the addition of Monitek. Sentex's expenses increased by $60,543 and Monitek's expenses totaled $914,211. The increase in Sentex's expenses was primarily the result of the addition of personnel to manage and support the new sales force acquired by Sentex as a result of the Monitek acquisition. Monitek's selling, general and administrative expenses totaled $885,505 for the Fiscal 1996 Three Months.

Research and development expense increased from $53,746 for the Fiscal 1996 Three Months to $89,140 for the Fiscal 1997 Three Months. The expenditures of Sentex decreased by $9,041 while Monitek's expenses were $44,435. Monitek's research and development expenses were $45,493 for the Fiscal 1996 Three Months.

Operating losses increased from $168,808 for the Fiscal 1996 Three Months to $395,436 for the Fiscal 1997 Three Months. The Sentex loss for the 1997 period was $292,420 and it exceeded the 1996 loss as a result of lower sales and the increase in selling, general and administrative expenses. Monitek's operating loss for the Fiscal 1997 Three Months and Fiscal 1996 Three Months, respectively, were $103,016 and $140,989.

As a result of sales transactions between Monitek and its German subsidiary and currency fluctuations during the Fiscal 1997 Three Months, Monitek suffered a foreign currency exchange loss of $63,830 for the period. No foreign currency transactions were reported during the comparable 1996 period. For the Fiscal 1996 Three Months, Monitek's foreign currency exchange loss was $25,490.

Net losses increased from $149,553 for the Fiscal 1996 Three Months to $443,942 for the Fiscal 1997 Three Months, primarily as a result of the increase in operating losses and foreign currency exchange losses.

                                OTHER INFORMATION


Exhibits and Reports on Form 8-K

(a) No exhibits are filed herewith.

(b) During the quarter ended February 28, 1997, the Company filed the following reports on Form 8-K with respect to events that occurred in the fourth quarter of fiscal year 1996:

         (1) Form 8-K, filed on December 3, 1996 covering Item 4 (Changes in Registrant's Certifying Accountants), file number 000-13328;

         (2) Form 8-K, filed on December 13, 1996 covering Item 2 (Acquisition or Disposition of Assets) and Item 5 (Other Events), file number 000-13328; and

         (3) Form 8-K/A, filed on February 7, 1997 amending (2) above to incorporate by reference the financial statements required to be filed with (2) above, file number 000-13328.


                                    SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:    April 14, 1997                     SENTEX SENSING TECHNOLOGY, INC.


                                            By:  _______________________________
                                                 Robert S. Kendall, Chief
                                                 Executive Officer


                                            ____________________________________
                                            James S. O'Leary, Chief Financial
                                            Officer