Form 10KSB/A
period 1996-11-30
SENTEX SENSING TECHNOLOGY INC
filed 1997-04-18
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                FORM 10-KSB/A
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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


/s/ Julius L. Hess          Director                        February 28, 1997
----------------------
Julius L. Hess


                            Director
----------------------
Ronald M. Lipson


                            Director
----------------------
Amos Linenberg


/s/ Morton A. Cohen
----------------------      Director                        February 28, 1997
Morton A. Cohen

                                List of Exhibits


EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION
-------                    -------------------

*3.2      First Amended and Restated Bylaws of the Company

*3.7      Certificate of Incorporation of Monitek Technologies, Inc.

*21.1     List of Subsidiaries

 27       Financial Data Schedule

*Previously Filed