Form 10QSB
period 1997-05-31
SENTEX SENSING TECHNOLOGY INC
filed 1997-07-14
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended      May 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number  0-13328
                       ---------

                         SENTEX SENSING TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                             22-2333899
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

553 Broad Avenue,  Ridgefield, New Jersey                            07657
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (201) 945-3694


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

                            Yes   X      No
                                -----       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                            Yes   X      No
                                -----       -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,919,762

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1997 [UNAUDITED]


ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                       $1,556,682
   Accounts receivable                              1,278,368
   Inventories                                      1,439,313
   Other current assets                               156,905
   Income tax refunds                                  16,000
                                                   ----------

   TOTAL CURRENT ASSETS                             4,447,268

EQUIPMENT AND IMPROVEMENTS - [NET OF
   ACCUMULATED DEPRECIATION AND AMORTIZATION]         285,839

OTHER ASSETS
  Goodwill                                            238,832
  Deposits and other assets                            32,297
                                                   ----------
   TOTAL ASSETS                                    $5,004,236
                                                   ==========




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1997 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank loans                                             $ 1,435,000
   Accounts payable                                           940,240
   Accrued expenses and other current liabilities             550,115
   Due to related party                                       283,333
                                                          -----------

   TOTAL CURRENT LIABILITIES                                3,208,688
                                                          -----------

LONG-TERM DEBT
   Convertible subordinated notes payable                     468,000
   Due to related party                                             0
                                                          -----------

   TOTAL LONG-TERM DEBT                                       468,000
                                                          -----------
STOCKHOLDERS' EQUITY:
   Common stock, no par value, authorized
      200,000,000 shares, issued 87,865,762 shares,
       outstanding 78,919,762 shares                        2,153,489
    Accumulated deficit                                      (534,343)
    Treasury shares at cost                                  (313,218)
     Cumulative translation adjustment                         21,620
                                                          -----------
   TOTAL STOCKHOLDERS' EQUITY                               1,327,548
                                                          -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 5,004,236
                                                          ===========





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]



                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            -----------------------------     -----------------------------
                                               MAY 31,         MAY 31,           MAY 31,           MAY 31,
                                                1997            1996              1997              1996
                                            ------------     ------------     ------------     ------------
Net sales                                   $  2,057,242     $    144,525     $  3,867,140     $    453,570

Cost of sales                                    993,002          105,931        1,851,304          246,213
                                            ------------     ------------     ------------     ------------

       Gross profit                            1,064,240           38,594        2,015,836          207,357

Selling, General and Admin                     1,290,301          301,338        2,548,193          584,476
Research and Development                          97,890           48,634          187,030          103,067
                                            ------------     ------------     ------------     ------------

       Operating loss                           (323,951)        (311,378)        (719,387)        (480,186)
                                            ------------     ------------     ------------     ------------

Other income (expense)
       Interest income                            12,168           15,531           30,529           34,786
       Other income                                9,822                0           22,842                0
       Interest expense                          (13,264)               0          (35,511)               0
       Foreign currency transaction loss         (28,695)               0          (82,113)               0
                                            ------------     ------------     ------------     ------------

          Loss before income tax expense        (343,920)        (295,847)        (783,640)

Provision for income taxes                         5,988                0            5,988                0
                                            ------------     ------------     ------------     ------------

       Net loss                             $   (349,908)    $   (295,847)    $   (789,628)    $   (445,400)
                                            ============     ============     ------------     ------------


Net loss per share                          $          0     $          0     $      (0.01)    $      (0.01)
                                            ============     ============     ============     ============

Weighted Average Number of
   Shares Outstanding                         78,919,762       67,360,081       78,919,762       67,360,081
                                            ============     ============     ============     ============



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]



                                                                                           SIX MONTHS ENDED
                                                                                     -----------------------------
                                                                                       MAY 31,           MAY 31,
                                                                                        1997              1996
                                                                                     -----------       -----------
OPERATING ACTIVITIES:
   Net loss                                                                          $  (789,628)      $  (445,400)
   Adjustments to reconcile net [loss] income to net cash Provided by [used in]
     operating activities:
      Depreciation and amortization                                                       48,642            19,852
     Loss on sale of assets                                                                    0            (1,500)
     Loss on sale of investments                                                               0            (6,384)
     Provision for bad debt                                                                    0            15,839
   Change in assets and liabilities:
     [Increase] decrease in:
       Accounts receivable                                                              (445,578)           93,094
       Inventories                                                                       192,062            22,834
       Other current assets                                                               33,506            23,482
     Increase [decrease] in:
       Accounts payable                                                                   47,184            (1,807)
       Accrued expenses and other current liabilities                                   (254,954)          (38,131)
       Currency translation adjustment                                                    22,962                 0
                                                                                     -----------       -----------

     TOTAL ADJUSTMENTS                                                                  (356,176)          127,279
                                                                                     -----------       -----------

   NET CASH USED BY OPERATING ACTIVITIES                                              (1,145,804)         (318,121)
                                                                                     -----------       -----------

INVESTING ACTIVITIES:
   Redemption of short-term investments                                                        0           337,635
   Payment to prior shareholder                                                          (33,333)          (33,333)
   Proceeds on sale of equipment                                                               0             1,500
                                                                                     -----------       -----------

NET CASH USED BY INVESTING ACTIVITIES                                                    (33,333)          305,802
                                                                                     -----------       -----------

FINANCING ACTIVITIES:
   Net proceeds on note payable - bank                                                   865,000                 0
   Net proceeds on note payable - related party                                          250,000                 0
   Net decrease in factoring of accounts receivable                                      (76,948)                0
                                                                                     -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              1,038,052                 0
                                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (141,085)          (12,319)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                      1,697,767         1,885,975
                                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                        $ 1,556,682       $ 1,873,656
                                                                                     ===========       ===========



     See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at May 31, 1997 and the results of operations and cash flows for the three months ended May 31, 1997 and May 31, 1996.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996 (Commission File No. 2-13328).

[2] The results of operations for the three months ended May 31, 1997 and May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                                                       MAY 31,
                                                                        1997
                                                                     ----------
                             Raw Materials                           $  504,270
                             Work-in-Process                            182,635
                             Finished Goods                             752,408
                                                                     ----------
                                Total                                $1,439,313
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

The Company also intends to acquire other businesses which may be unrelated to its present activities and is presently investigating such opportunities. As of June 30, 1997, the Company had not entered into a firm commitment for any such transaction.

FINANCIAL CONDITION

Effects of Merger on Working Capital and Liquidity

The Merger became effective on November 30, 1996, the last day of the Company's fiscal year 1996. Accordingly, assets and liabilities of Monitek have been included in the balance sheet of the Company. At May 31, 1997, Monitek's assets totaled $2,762,000 (including $239,000 of goodwill) and its liabilities totaled $2,813,000. The inclusion of such assets and liabilities dramatically increased the Company's assets and liabilities as compared to the amounts reported at May 31, 1996. Total current assets increased to $4,447,000 at May 31, 1997 as compared to $2,316,000 at May 31, 1996 and, for the same dates, current liabilities increased to $3,209,000 from $112,000.

During its last three fiscal years, and the eight-month period ended November 30, 1996, Monitek incurred losses from operations. In addition, Monitek's certified public accountants, KPMG Peat Marwick LLP, had included in their auditors' report, which covers Monitek's financial statements for each of the years in the three-year period

                         SENTEX SENSING TECHNOLOGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


ended March 31, 1996, a statement that Monitek's recurring losses from operations raised substantial doubt about Monitek's ability to continue as a going concern. Monitek's losses, together with the losses sustained by Company through the period ended May 31, 1997, have had an adverse effect on the working capital of the Company.

Working capital decreased to $1,239,000 at May 31, 1997 as compared to $2,204,000 as of May 31, 1996. The decrease is mainly due to the increase in current liabilities assumed from Monitek and funding of operating losses. Even though the Company has working capital of $1,239,000, it should be noted that $2,718,000 of its current assets are in the form of inventories and accounts receivables. Cash and cash equivalents equaled $1,557,000 as of May 31, 1997, $1,435,000 of which has been pledged to secure a line of credit.

While no assurance can be made that the Merger will result in the Company becoming profitable again, the Company's management believes that by using established manufacturer representative relationships and expanded industry and market exposure, it will have the opportunity to potentially exceed sales volumes achieved by the two prior companies in prior years. The Company also intends to attempt to take advantage of economies of scale to reduce selling, general and administrative expenses. The new combined Company has several new products which are expected to be available for sale during the second half of fiscal 1997. The Company believes that the new products will be less expensive to produce and easier to use because the customers will have the ability to service or calibrate the instrument without interrupting the process flow of liquid or engaging in extensive structural work often necessary with conventional models. These new products are replacements for existing items and the Company believes these products will increase sales revenue as well as increase the overall gross margin percentages of the Company.

To address the Company's immediate working capital needs the Company established a bank line of credit and has borrowed $1,435,000 as of May 31, 1997. In addition, the Company has entered into a temporary loan and security agreement with its major shareholder, CPS Capital, Ltd. ("CPS"), to borrow up to a maximum of $250,000 at an interest rate of prime plus two percent. At May 31, 1997, borrowings under this agreement totaled $250,000. The primary use of the proceeds was to fund operating losses incurred by both Sentex and Monitek. Liquidity is provided principally by cash on hand and the existing bank line of credit. The Company anticipates the need to raise additional funds during fiscal 1997 to fund its working capital needs that presently cannot be funded through the operations of the Company. In this regard, the Company will probably seek to expand its borrowings through increased asset based lines of credit, which the Company believes it will be able to obtain. There are currently no material commitments anticipated for capital expenditures during fiscal 1997. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company may need to seek additional financing.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


Net Operating Losses; IC-DISC

The Company has approximately $7,000,000 in net operating losses as of fiscal 1996, which will expire at various dates through the year 2001, that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,000,000 of the $7,000,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

Six Months Ended May 31, 1997 Compared to Six Months Ended May 31, 1996

The Company's net sales increased from $454,000 for the six months ended May 31, 1996 ("Fiscal 1996 Six Months") to $3,867,000 for the six months ended May 31, 1997 ("Fiscal 1997 Six Months") as a result of the acquisition of Monitek. Sentex net sales increased by $31,000, or 7 %, while Monitek's net sales increased from $3,101,000 to $3,382,000, or 9%. In addition, the backlog of unshipped customer orders for the combined operations increased from $728,000 at May 31, 1996 to $893,000 at May 31, 1997.

Cost of goods sold, as a percentage of sales, increased from 46% for the Fiscal 1996 Six Months to 48% for the Fiscal 1997 Six Months. Sentex's cost of good sold increased from 46% to 47% while Monitek's amounted to 48% of net sales. For the Fiscal 1996 Six Months, Monitek's cost of goods sold, as a percentage of net sales, was 47%.

                         SENTEX SENSING TECHNOLOGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Selling, general and administrative expenses increased from $584,000 for the Fiscal 1996 Six Months to $2,548,000 for the comparable Fiscal 1997 period, primarily due to the addition of Monitek. Sentex's expenses increased by $90,000 and Monitek's expenses totaled $1,842,000. The increase in Sentex's expenses was primarily the result of the addition of sales and administrative personnel to manage and support the new sales force acquired by Sentex as a result of the Monitek acquisition. Monitek's selling, general and administrative expenses totaled $1,766,000 for the Fiscal 1996 Six Months. Management has recently implemented a cost reduction program which is expected to result in a sizable decrease in selling, general and administrative expenses during the second half of Fiscal 1997.

Research and development expense increased from $103,000 for the Fiscal 1996 Six Months to $187,000 for the Fiscal 1997 Six Months. The expenditures of Sentex decreased by $17,000 for the Fiscal 1997 Six Months, while Monitek's expenses totaled $101,000. Monitek's research and development expenses were $86,000 for the Fiscal 1996 Six Months.

Operating losses increased from $480,000 for the Fiscal 1996 Six Months to $719,000 for the Fiscal 1997 Six Months. The Sentex loss for the 1997 period was $505,000 and it exceeded the 1996 loss, primarily as a result the increase in selling, general and administrative expenses. Monitek's operating losses for the Fiscal 1997 Six Months and Fiscal 1996 Six Months, respectively, were $214,000 and $215,000.

As a result of bank borrowings, the Company incurred interest expense of $36,000 for the Fiscal 1997 Six Months compared to no interest expense for the comparable 1996 period.

As a result of sales transactions between Monitek and its German subsidiary and currency fluctuations during the Fiscal 1997 Six Months, Monitek suffered a foreign currency exchange loss of $82,000 for the period, which represented more than 10% of the net loss for the period. No foreign currency transactions were reported during the comparable 1996 period. For the Fiscal 1996 Six Months, Monitek's foreign currency exchange loss was $31,000.

Net losses increased from $445,000 for the Fiscal 1996 Six Months to $790,000 for the Fiscal 1997 Six Months, primarily as a result of the increases in operating losses, interest expense and foreign currency exchange losses.

                                OTHER INFORMATION


Exhibits and Reports on Form 8-K

(a)      No exhibits are filed herewith.

(b) During the quarter ended May 31, 1997, the Company did not file any reports on Form 8-K.


                                    SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:  July 14, 1997                   SENTEX SENSING TECHNOLOGY, INC.


                                       By:   s/ Robert S. Kendall
                                           -------------------------------------
                                                Robert S. Kendall, Chief
                                                Executive Officer


                                                /s/ James S. O'Leary
                                                --------------------------------
                                                    James S. O'Leary, Chief
                                                    Financial Officer