Form 10QSB
period 1997-08-31
SENTEX SENSING TECHNOLOGY INC
filed 1997-10-14
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       August 31, 1997
                              -----------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number  0-13328
                      --------------

                              SENTEX SENSING TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

New Jersey                                            22-2333899
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

553 Broad Avenue,  Ridgefield, New Jersey                 07657
                                                       ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code          (201) 945-3694


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

                                                  Yes      No
                                                     -----   -----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,919,762

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1997 [UNAUDITED]



ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                           $1,322,039
  Accounts receivable                                                    926,662
  Inventories                                                          1,510,889
  Other current assets                                                   193,154
  Income tax refunds                                                      16,000
                                                                      ----------

  TOTAL CURRENT ASSETS                                                 3,968,744

EQUIPMENT AND IMPROVEMENTS - [NET OF
  ACCUMULATED DEPRECIATION AND AMORTIZATION]                             273,602

OTHER ASSETS
  Goodwill                                                               241,974
  Deposits and other assets                                               34,532
                                                                      ----------

  TOTAL ASSETS                                                        $4,518,852
                                                                      ==========




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1997 [UNAUDITED]


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank loans                                                       $ 1,435,000
  Accounts payable                                                      910,373
  Accrued expenses and other current liabilities                        595,344
   Due to related party                                                 283,333
                                                                    -----------

  TOTAL CURRENT LIABILITIES                                           3,224,050
                                                                    -----------

LONG-TERM DEBT
   Convertible subordinated notes payable                               468,000
   Due to related party                                                       0
                                                                    -----------

   TOTAL LONG-TERM DEBT                                                 468,000
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Common stock, no par value, authorized
     200,000,000 shares, issued 87,865,762 shares,
      outstanding 78,919,762 shares                                   2,153,489
   Accumulated deficit                                               (1,038,517)
    Treasury shares at cost                                            (313,218)
     Cumulative translation adjustment                                   25,048
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                            826,802
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 4,518,852
                                                                    ===========





See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]





                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                           ----------------------------    ----------------------------
                                             AUGUST 31,      AUGUST 31,      AUGUST 31,       AUGUST 31,
                                           ------------    ------------    ------------    ------------
                                               1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
Net sales                                  $  1,579,749    $    353,504    $  5,446,889    $    807,074


Cost of sales                                   775,418         110,191       2,626,722         356,404
                                           ------------    ------------    ------------    ------------

       Gross profit                             804,331         243,313       2,820,167         450,670

Selling, General and Admin                    1,148,440         325,300       3,696,633         909,776
Research and Development                        102,160          55,825         289,190         158,892
                                           ------------    ------------    ------------    ------------

      Operating loss                           (446,269)       (137,812)     (1,165,656)       (617,998)
                                           ------------    ------------    ------------    ------------

Other income (expense)
       Interest income                           14,954          32,506          45,483          67,292
       Other income                               1,776               0          24,618               0
       Interest expense                         (28,740)              0         (64,251)              0
       Foreign currency transaction loss        (37,263)              0        (119,376)              0
                                           ------------    ------------    ------------    ------------

         Loss before income tax expense        (495,542)       (105,306)     (1,279,182)       (550,706)

Provision for income taxes                        8,632           3,618          14,620           3,618
                                           ------------    ------------    ------------    ------------

       Net loss                            $   (504,174)   $   (108,924)   $ (1,293,802)   $   (554,324)
                                           ============    ============    ============    ============


Net loss per share                         $      (0.01)   $          0    $      (0.02)   $      (0.01)
                                           ============    ============    ============    ============

Weighted Average Number of
  Shares Outstanding                         78,919,762      67,360,081      78,919,762      67,360,081
                                           ============    ============    ============    ============



See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                NINE MONTHS ENDED
                                                            AUGUST 31,     AUGUST 31,
                                                           -----------    -----------
                                                              1997            1996
                                                           -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                $(1,293,802)   $  (554,324)
  Adjustments to reconcile net [loss] income to net cash
    Provided by [used in] operating activities:
      Depreciation and amortization                             60,078         33,945
    Loss on sale of assets                                           0         (1,500)
    Loss on sale of investments                                      0         (6,384)
    Provision for bad debt                                           0         18,877
   Change in assets and liabilities:
    [Increase] decrease in:
      Accounts receivable                                      (93,872)      (152,344)
      Inventories                                              120,486         52,319
      Other current assets                                      (7,319)        25,745
    Increase [decrease] in:
      Accounts payable                                          17,317         (1,807)
      Accrued expenses and other current liabilities          (209,725)        19,706
      Currency translation adjustment                           27,732              0
                                                           -----------    -----------
  TOTAL ADJUSTMENTS                                            (85,303)       (11,443)
                                                           -----------    -----------

  NET CASH USED BY OPERATING ACTIVITIES                     (1,379,105)      (565,767)
                                                           -----------    -----------

INVESTING ACTIVITIES:
  Redemption of short-term investments                               0        246,945
  Payment to prior shareholder                                 (33,333)       (33,333)
  Purchase of Equipment and Improvements                        (1,342)        (1,379)
  Proceeds on sale of equipment                                      0          1,500
                                                           -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                          (34,675)       213,733
                                                           -----------    -----------

FINANCING ACTIVITIES:
  Net proceeds on note payable - bank                          865,000        190,000
  Net proceeds on note payable - related party                 250,000              0
  Organizational Costs                                               0        (62,500)
  Net decrease in factoring of accounts receivable             (76,948)             0
                                                           -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,038,052        127,500
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (375,728)      (224,534)


 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS            1,697,767      1,885,975
                                                           -----------    -----------

  CASH AND CASH EQUIVALENTS - END OF PERIODS               $ 1,322,039    $ 1,661,441
                                                           ===========    ===========

    See Notes to Consolidated Financial Statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments, consisting of only normal recurring accruals and repayments, necessary to present fairly the financial position at August 31, 1997 and the results of operations and cash flows for the three months ended August 31, 1997 and August 31, 1996.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996 (Commission File No. 2-13328).

[2] The results of operations for the three months ended August 31, 1997 and August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                                        AUGUST 31,
                                                       ----------
                                                           1997
                                                       ----------
                            Raw Materials              $  527,322
                            Work-in-Process               198,673
                            Finished Goods                784,894
                                                       ----------

                               Total                   $1,510,889
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

[6] ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which will revise the calculation methods and disclosures regarding earnings per share. SFAS No. 128 is required to be adopted for financial statements with fiscal years ending after December 31, 1997. The Company has not determined the impact, if any, of this standard.

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

Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek") became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of Sentex Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Subcorp"), with and into Monitek. Monitek is now being operated as a wholly owned subsidiary of the Company. Monitek also operates a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH, which over the last three years has accounted for over 60% of Monitek's total revenues. The Company has begun to integrate the operations of Monitek with the operations of the Company.

Hereinafter the "Company" shall refer to Sentex Sensing Technology, Inc. and its three wholly owned subsidiaries, Sentex Acquisition Corp., Sentex Systems, Inc. ("Sentex") and Monitek.

The Company also intends to acquire other businesses which may be unrelated to its present activities and is presently investigating such opportunities. As of September 30, 1997, the Company had not entered into a firm commitment for any such transaction.

In June 1997, the Company received a letter from the Nasdaq Stock Market, Inc. ("NASDAQ"), expressing a concern regarding the Company's continued listing on the NASDAQ SmallCap Market. To be eligible for continued listing, all securities, except warrants and options, must maintain a minimum bid price of $1.00 or, as an alternative, if the bid price is less than $1.00, maintain capital and surplus of $2,000,000 and a market value of the public float of $1,000,000. Inasmuch as the Company was not in compliance with these requirements, a period of 90 days was provided in which to regain compliance or submit information as to why delisting was not appropriate. The Company submitted additional information to NASDAQ in early September 1997. On September 23,1997, NASDAQ rejected the Company's position. On or about September 24, 1997, the Company applied for a hearing pursuant to NASDAQ's internal procedures for a further review of the matter. A meeting is currently scheduled for November 6, 1997. At the hearing the Company will submit information intended to establish that delisting is not appropriate. If NASDAQ rejects the Company's position, the Company will be delisted from the NASDAQ market.

                        SENTEX SENSING TECHNOLOGY, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


FINANCIAL CONDITION

Effects of Merger on Working Capital and Liquidity

The Merger became effective on November 30, 1996, the last day of the Company's fiscal year 1996. Accordingly, assets and liabilities of Monitek have been included in the balance sheet of the Company. At August 31, 1997, Monitek's assets totaled $2,551,000 (including $242,000 of goodwill) and its liabilities totaled $2,799,000. The inclusion of such assets and liabilities significantly increased the Company's assets and liabilities as compared to the amounts reported at August 31, 1996. Total current assets increased to $3,968,000 at August 31, 1997 as compared to $2,425,000 at August 31, 1996 and, for the same dates, current liabilities increased to $3,224,000 from $177,000.

During its last three fiscal years, and the eight-month period ended November 30, 1996, Monitek incurred losses from operations. In addition, Monitek's certified public accountants, KPMG Peat Marwick LLP, had included in their auditors' report, which covers Monitek's financial statements for each of the years in the three-year period ended March 31, 1996, a statement that Monitek's recurring losses from operations raised substantial doubt about Monitek's ability to continue as a going concern. Monitek's losses, together with the losses sustained by Company through the period ended August 31, 1997, have had an adverse effect on the working capital of the Company.

Working capital decreased to $744,000 at August 31, 1997 as compared to $2,248,000 as of August 31, 1996. The decrease is mainly due to the increase in current liabilities assumed from Monitek and funding of operating losses. Even though the Company has working capital of $744,000, it should be noted that $2,438,000 of its current assets are in the form of inventories and accounts receivables. Cash and cash equivalents equaled $1,322,000 as of August 31, 1997, $1,185,000 of which has been pledged to secure a line of credit.

While no assurance can be made that the Merger will result in the Company becoming profitable again, the Company's management believes that by using established manufacturer representative relationships and expanded industry and market exposure, it will have the opportunity to potentially exceed sales volumes achieved by the two prior companies in prior years. The Company also intends to attempt to take advantage of economies of scale to reduce selling, general and administrative expenses. The new combined Company has several new products which are expected to be available for sale during the fourth quarter of fiscal 1997. The Company believes that the new products will be less expensive to produce and easier to use because the customers will have the ability to service or calibrate the instrument without interrupting the process flow of liquid or engaging in extensive structural work often necessary with conventional models. These new products are replacements for existing items and the Company believes these

                         SENTEX SENSING TECHNOLOGY, INC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


products will increase sales revenue as well as increase the overall gross margin percentages of the Company.

To address the Company's immediate working capital needs the Company established a bank line of credit and had borrowed $1,435,000 as of August 31, 1997. In May 1997, the Company entered into a temporary loan and security agreement with its major shareholder, CPS Capital, Ltd. ("CPS"), to borrow up to a maximum of $250,000 at an interest rate of prime plus two percent. At August 31, 1997, borrowings under this agreement totaled $250,000. In September 1997, the Company established another bank line of credit for $1,000,000. To-date, the Company has borrowed $800,000 against this line and has repaid the CPS loan as well as $250,000 of the original bank line, bringing that balance down to $1,185,000. The primary use of the proceeds of these loans was to fund operating losses incurred by the Company. Liquidity is provided principally by cash on hand and the existing bank line of credit. The Company anticipates the need to raise additional funds to fund its working capital needs. In this regard, the Company will probably seek to expand its borrowings through increased asset based lines of credit, which the Company believes it will be able to obtain. There are currently no material commitments anticipated for capital expenditures during fiscal 1997. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company may need to seek additional financing.

Net Operating Losses; IC-DISC

The Company has approximately $7,000,000 in net operating losses as of fiscal 1996, which will expire at various dates through the year 2001, that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry- forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,000,000 of the $7,000,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

RESULTS OF OPERATIONS

Sentex is engaged in the business of developing, manufacturing and selling automated devices designed to identify and measure the concentrations of certain chemicals in air, water and soil. Sentex sells a portable and walk-through explosives detector, two portable

                        SENTEX SENSING TECHNOLOGY, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


air analyzers, a portable and fixed-site water monitoring system and a sensor which measures the total organic content of air. Sentex provides technical assistance and service to its customers and, on occasion, performs research and development, on a contractual basis, to develop instrumentation designed to fulfill customer-specific analytical requirements. All of Sentex's products employ gas chromatography as the method of analysis.

Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments.

Nine Months Ended August 31, 1997 Compared to Nine Months Ended August 31, 1996

The Company's net sales increased from $807,000 for the nine months ended August 31, 1996 ("Fiscal 1996 Nine Months") to $5,447,000 for the nine months ended August 31, 1997 ("Fiscal 1997 Nine Months") as a result of the acquisition of Monitek. Sentex's net sales decreased from $807,000 to $661,000, or 18 %, while Monitek's net sales increased from $4,695,000 to $4,786,000, or 2%. In addition, the backlog of unshipped customer orders for the combined operations increased from $853,000 at August 31, 1996 to $1,278,000 at August 31, 1997. Since the Merger with Monitek, management has implemented a number of organizational and policy changes targeted at increasing sales. Although it is impossible to measure the impact that these changes have had on sales to-date, management is confident that they will have a positive impact on future sales.

Cost of goods sold, as a percentage of sales, increased from 44% for the Fiscal 1996 Nine Months to 48% for the Fiscal 1997 Nine Months. Sentex's cost of good sold increased from 44% to 47%, primarily as a result of the decrease in net sales, while Monitek's cost of goods sold amounted to 48% of net sales. For the Fiscal 1996 Nine Months, Monitek's cost of goods sold, as a percentage of net sales, was 47%.

Selling, general and administrative expenses increased from $910,000 for the Fiscal 1996 Nine Months to $3,697,000 for the comparable Fiscal 1997 period, primarily due to the addition of Monitek. Sentex's expenses increased by $62,000 and Monitek's expenses totaled $2,725,000. The increase in Sentex's expenses was primarily the result of the addition of sales and administrative personnel to manage and support the new sales force acquired by Sentex as a
result of the Monitek acquisition.   Monitek's selling, general and
administrative expenses totaled $2,669,000 for the Fiscal 1996 Nine Months. Management has recently implemented a cost reduction program which is expected to result in a sizable decrease in selling, general and administrative expenses starting in the second half of Fiscal 1997.

Research and development expense increased from $159,000 for the Fiscal 1996 Nine Months to $289,000 for the Fiscal 1997 Nine Months. The expenditures of Sentex decreased by $35,000 for the Fiscal 1997 Nine Months, while Monitek's expenses totaled $165,000. Monitek's research and development expenses were $179,000 for the Fiscal 1996 Nine Months.

                        SENTEX SENSING TECHNOLOGY, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


Operating losses increased from $618,000 for the Fiscal 1996 Nine Months to $1,166,000 for the Fiscal 1997 Nine Months. The Sentex loss for the 1997 period was $772,000 and it exceeded the 1996 loss, primarily as a result the decrease in sales and the increase in selling, general and administrative expenses. Monitek's operating losses for the Fiscal 1997 Nine Months and Fiscal 1996 Nine Months, respectively, were $393,000 and $376,000.

As a result of bank borrowings, the Company incurred interest expense of $64,000 for the Fiscal 1997 Nine Months compared to no interest expense for the comparable 1996 period.

As a result of sales transactions between Monitek and its German subsidiary and currency fluctuations during the Fiscal 1997 Nine Months, Monitek suffered a foreign currency exchange loss of $119,000 for the period, which represented more than 9% of the net loss for the period. No foreign currency transactions were reported during the comparable 1996 period. For the Fiscal 1996 Nine Months, Monitek's foreign currency exchange loss was $10,000.

Net losses increased from $554,000 for the Fiscal 1996 Nine Months to $1,294,000 for the Fiscal 1997 Nine Months, primarily as a result of the $118,000 increase in Sentex's operating loss, Monitek's operating loss of $393,000, the foreign exchange loss of $119,000 and the interest expense of $64,000.

                               OTHER INFORMATION


Exhibits and Reports on Form 8-K

(a)      EXHIBIT 27.1 -- FINANCIAL DATA Schedule

(b) During the quarter ended August 31, 1997, the Company did not file any reports on Form 8-K.


                                   SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:    October 13, 1997       SENTEX SENSING TECHNOLOGY, INC.


                                By: s/Robert S. Kendall
                                    ------------------------------------------
                                    Robert S. Kendall, Chief Executive Officer


                                    s/James S. O'Leary
                                    ------------------------------------------
                                    James S. O'Leary, Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit 27.1     --       FINANCIAL DATA SCHEDULE