Form 10-K
period 1997-11-30
SENTEX SENSING TECHNOLOGY INC
filed 1998-03-16
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No, 2-13328
                  For the fiscal year ending November 30, 1997

                         SENTEX SENSING TECHNOLOGY, INC.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    New Jersey                            22-2333899
          -------------------------------              ------------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

               1801 East Ninth Street
                   Cleveland, Ohio                           44114
     ----------------------------------------              ----------
     (Address of principal executive offices)              (Zip Code)

                                 (216) 687-9133
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                             ----------------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Shares, no par value


         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on the Over-the Counter Bulletin Board on February 27, 1998: $3,033,940.

         Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of February 27, 1997 is 78,919,762.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)


Yes            No   X
     -----        -----


DOCUMENTS INCORPORATED BY REFERENCE


Part IV  -Item 13 - Exhibits, Financial Statement
   Schedules, and Reports on Form 8-K                            See Page 26

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

         On March 1, 1996, certain shareholders of the Company sold a substantial portion of their shares to CPS Capital, Ltd., an Ohio limited liability company, ("CPS"). As a result of such acquisition, CPS became the record holder of 17,706,461 Common Shares. In addition, pursuant to two shareholders agreements with two of the then principal shareholders of the Company, CPS obtained voting control of an additional 9,389,204 Common Shares. In total, CPS was the beneficial owner of 27,095,665 of the Company's Common Shares, which currently represents approximately 34% of the outstanding Common Shares. As of March 1, 1998, CPS owned of record 19,706,461 Common Shares and beneficially owns 26,095,665 Common Shares. CPS is controlled by Robert S. Kendall, the Chairman and Chief Executive Officer of the Company. (See Item 12).

         Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek") became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of Sentex Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Subcorp"), with and into Monitek. Monitek is now operating as a wholly owned subsidiary of the Company. Monitek also operates a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH, which over the last three years has accounted for approximately 60% of Monitek's total revenues. Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments. During the past year, the Company has started to integrate the operations of Monitek with the operations of the Company.

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

         The Merger was consummated as part of a strategic plan of the Company to counteract the reduction of its sales in the last four years. The estimated fair market value of tangible assets and liabilities acquired pursuant to the Merger was $2,650,153 and $2,013,236 (approximately $540,000 of which was eliminated in consolidation), respectively. Goodwill of $251,402 was recorded as an intangible asset in connection with the Merger (see Note 3 to the Financial Statements for more detail on the accounting treatment and consolidated results of the Company).

         In March 1998, the Company purchased Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line that is currently under development and, upon completion, is intended to be folded into the Monitek product line. The acquisition is not material to the overall business of the Company.

DESCRIPTION OF BUSINESSES OF SENTEX AND MONITEK
-----------------------------------------------

         General

         Sentex is engaged in the business of developing, manufacturing and selling automated instruments designed to identify and measure the concentrations of certain chemicals in air, soil and water. Sentex sells portable and walk-through explosive detectors, two portable air analyzers, a portable and fixed-site water-monitoring system and a sensor that measures the total organic content of air. Sentex's products are sold to customers who employ them for bomb detection, environmental testing and the monitor and control of specific industrial processes. Sentex also provides technical assistance and service to its customers and on occasion performs research and development on a contractual basis to develop instrumentation designed to fulfill customer-specific analytical requirements. All of Sentex's products employ gas chromatography as the method of analysis.

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

         Existing Products

         Existing Sentex Products. Sentex currently markets six products. Four products are used in environmental testing or process control and the other two are used to detect explosives.

         The Scentoscreen, the Scentograph Plus II, the Aquascan and the Scentoscan are the four products utilized in testing and control. They are primarily used in environmental industries or industries that must control a process.

         The Scentoscreen is a self-contained, portable gas chromatograph designed specifically as a comprehensive screening tool for determination of hazardous chemicals. It is completely automatic and detects individual volatile compounds in air, water and soil.

         The Scentograph Plus II is a battery-operated portable gas chromatograph designed to perform a complete laboratory analysis on-site. Powered by a detachable, laptop computer, the Scentograph Plus II stores all data on a disk and is capable of being operated from off-site locations.

         The Aquascan is a portable or stationary water-monitoring system that can detect volatile organic compounds to levels below one part per billion. The Aquascan is totally computerized and the system can automatically analyze a water sample from multiple sources and can interface with a variety of water treatment and remediation systems.

         The Scentoscan is a stationary analyzer intended to monitor volatile compounds in air from up to 32 locations simultaneously. It is fully automatic and controlled by a desktop portable computer. This product has been recently redesigned to provide rack-mounted operation, multiple computer interfaces, and customer-selected alarm levels.

         The Scanex Jr. and Scanex I are the two products which are used to detect explosives. The Scanex Jr. is a portable, briefcase-sized detector that samples air to detect the presence of the most commonly used explosives. The Scanex Jr., however, may be unable to detect nonconventional explosives and may not be effective where explosives are concealed in tightly sealed containers, which prevent the escape of air. Scanex I is a walk-through explosive detector. The Scanex I screens persons entering a restricted area or company, such as a nuclear power plant, to determine the potential presence of explosive substances by sampling the air surrounding the person. It is also subject to the same limitations as the Scanex Jr. In fiscal 1997, sales of these two products comprised an immaterial amount of the Company' total revenues.

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

         Monitek's suspended solids analyzers are available in a wide range of sizes and configurations to meet customer requirements. Monitek's basic instruments can also be specially adapted for particular applications with the addition of available options. Certain instruments are designed to be "explosion proof," (i.e., the instrument is enclosed in such a way as to prevent internal electrical or chemical reactions from igniting explosive mixtures existing in the atmosphere surrounding the encased instrument, and have been approved for the use in explosive environments by Underwriters' Laboratories (U.L.)). This characteristic is of a particular importance in the petrochemical industry. Other instruments are adapted to be watertight and dust-tight to protect the equipment against splashing, seeping or falling water and severe external condensation, while others are adapted to withstand high temperatures, extremes in pressure and corrosion for applications in such industries as the chemical and pulp and paper industries. An example of an adaptation for a particular application is a line of Monitek's suspended solids analyzers-Cleansimatic Liquid Analysis Meters (CLAM), which employ a mechanical self-cleaning apparatus designed to eliminate the problem of fouling inherent in wastewater treatment applications.

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

         A second optical-based product line is color monitors, which are used to measure the difference in the absorption of light through a liquid at two wavelengths. This measurement is indicative of color or concentration. To date, these instruments have been sold primarily to petrochemical refineries where the avoidance of color in the final product is essential. Monitek's color monitors also have application in the processes of color addition and color removal in such industrial liquids as printing inks, sugar, vegetable oil, beverages and solvents. Color monitors use photosensors and optical filters that detect the amount of light absorbed by the pertinent wavelength or color. Sales prices of color monitors range from $6,000 to $14,000 per system.

         (ii) Non-Optical-Based Products. Monitek currently markets three non-optical-based products. The first is an insertable magnetic flowmeter, a device that measures flow of liquids in closed pipes. The flow of the measured liquid through the sensor's magnetic field creates a voltage proportional to the flow. This voltage is sensed, amplified and combined with the cross-sectional area of the pipe to produce a flow measurement. Monitek's magnetic flowmeters, which range in price from $4,000 to $6,000, have applications in water distribution, water treatment and pulp and paper plants.

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

         Products Under Development

         Sentex currently has one new product under development. It is involved in a joint development project with a British company that manufactures products that are similar and complementary to those of Sentex. The first version of the new product is now ready for release and a lower cost version of the product, which will not require any further development costs on the part of Sentex, is expected to be available for sale in approximately one year.

         Research and development activities of Monitek are primarily devoted to the development of new products and the adaptation and enhancement of existing products for new applications. The Company plans to make available a number of new products and enhancements of existing Monitek products during fiscal 1998. One of the new products is the result of the acquisition of Cypress, which currently has the product under development. The Company estimates that the design and testing are 95% complete and that the product will be available for sale in the second quarter of fiscal 1998.

         Research and Development

         Sentex expensed $177,000 and $213,000 for research and development for the fiscal years ending 1997 and 1996, respectively. The research and development was not passed to the Company's customers and was related to the improvement of existing products including the Aquascan and Scentoscan, and the development of the new product described above.

         Monitek expended approximately $230,000 and $249,000 for research and development during the fiscal year ended November 30, 1997 ("Monitek Fiscal 1997") and the last 12 months ended November 30, 1996 (the "LTM November 1996"), respectively. During the Monitek Fiscal 1997, two new Cell Density probes were introduced and a number of others products were improved. A third new product, which was expected to be completed several months ago, suffered a setback and is now scheduled for introduction during the second quarter of fiscal 1998.

         The Company has established a joint budget for research and development for both Sentex and Monitek and authorize expenditure from the budget based on the overall assessment of the project's potential contribution to the Company's net income.

         Marketing, Distribution and Sales

         Sentex markets its portable and fixed-site gas chromatography products to regulatory and municipal agencies for levels of toxic substances, to environmental consulting firms involved in analysis and remediation of hazardous sites, and to businesses that must comply with various environmental regulations. The list prices of these products range from $15,000 for a portable battery-operated device to approximately $40,000 for a rack-mounted, plantwide system. In the United States, Sentex sells these products both directly and through sales representatives who are engaged on a non-exclusive basis. The representatives are primarily the same ones that represent Monitek, and they are overseen by Monitek's three regional sales managers. Commissions paid to these sales representatives, on sales of the various products, are 15% of list prices. The representatives receive commissions for sales made in their territories if they are instrumental in providing the sales lead to Sentex. In addition, Sentex directly markets these products by placing advertisements in trade publications and participating in trade shows. With respect to direct sales, Sentex does not pay commissions.

         Sentex has appointed international representatives in Canada, Germany, England, Italy, Austria, Poland, Switzerland, Israel, Australia, Indonesia, Taiwan, Korea and a number of countries in South America. International representatives are sold products at negotiated prices below the suggested list price and are responsible for the service and the warranty repair for the products they sell. All sales are made in United States currency and are net of transportation costs, export fees and any additional charges incurred by the representatives.

         The Scanex Jr. is presently sold directly by Sentex's employees and through unaffiliated representatives. The list price of the Scanex Jr. is approximately $10,000. The Scanex Jr. is marketed to local and overseas police agencies, governmental security agencies and private security firms.

         The Scanex I has been marketed to nuclear power plants and to foreign governments which are concerned about preventing terrorist activities. The suggested list price of the Scanex I is about $27,000, with discounts on multiple unit orders. Sentex presently markets these products directly, through advertisements, or through nonaffiliated, nonexclusive sales representatives, who receive a 10% commission on any sales generated by their efforts.

         In fiscal 1997, the combined sales of the Scanex Jr. and Scanex I comprised an immaterial amount of the

Company's total revenues.

         Monitek markets its products on a world-wide basis, with particular emphasis on the United States and Continental Europe. Monitek employs three regional sales managers, who oversee and monitor approximately 60 independent sales representatives worldwide, with about half of such representatives selling in the United States and the other half selling internationally. The Company has begun to integrate the sales and marketing aspects of both Sentex and Monitek into one domestic and one international marketing and distribution system. The system has generally been modeled after the system previously employed by Monitek.

         During fiscal 1997, Sentex had one sale, to its representative in South Korea, which amounted to $467,700. Other than that one sale, Sentex did not derive more than 10% of its annual net sales from any one customer during fiscal 1997 or fiscal 1996. During the Monitek Fiscal 1997 and Fiscal 1996, Monitek did not derive 10% or more of its annual net sales from any one customer.

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

         Competition

         There are companies, including Photovac and Siemens, which produce products which compete with substantially all of Sentex's existing products. These companies have substantially greater resources than Sentex. Sentex's competitors primarily compete against its portable and stationary gas chromatography products. Sentex is aware of several other portable gas chromatography products and one water-monitoring system that are capable of detecting toxic chemicals. Based upon price and performance features, however, Sentex believes that its products compete favorably.

         Sentex's portable and walk-through explosives detectors face competition from other companies which currently sell such devices. Sentex believes that its products are more sensitive and accurate, have fewer false alarms than the competing explosives detectors, and are competitively priced.

         Sentex's competitors have greater financial, manufacturing, technological or marketing resources and current sales that exceed those of Sentex. In addition, there are relatively few barriers to entry for new manufacturers and, in the future, Sentex could face competition from other companies currently not engaged in the sale or development of hazardous substance detectors.

         Monitek sells products which have use in a wide variety of applications in many industrial and municipal markets. Monitek faces competition in each market to which it sells products from companies which sell products that are substantially similar to, or which perform comparable functions as, those sold by Monitek. McNabb, Wedgewood Technologies, Optek, BTG, Hach and Sigrist are Monitek's principle competitors which sell products using the same or similar technologies as those of Monitek. Valmet Automation Inc., Royce Instruments and Kay-Ray Inc. sell devices based on mechanical, ultrasound and nuclear technologies which compete with certain of the products sold by Monitek. Certain of Monitek's competitors have production facilities in Europe and consequently may not be subject to the same fluctuations in the value of the United States dollar as Monitek is with respect to its German subsidiary. All of such companies, and many smaller entities that specialize in a limited number of products competitive with those of Monitek, have financial, marketing and other resources substantially greater than those of Monitek.

         Monitek believes that the most significant competitive factors with respect to the industrial market are technical performance and adaptability, quality, maintenance and service, while price is the major competitive factor for the municipal market. Monitek believes it has a competitive advantage in its ability to service numerous market segments while other companies, other than BTG, service only a limited market. Accordingly, a salesperson or distributor calling on an industrial company which has a liquid-based product or uses water in its manufacturing process will generally have a number of Monitek's products in its line which it could sell.

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

         Employees

         As of February 27, 1998, the Company employed a total of approximately 45 full-time staff, approximately 6 of which devote their time to both Sentex matters and Monitek matters, approximately 9 of which work exclusively for Sentex and 30 of which work exclusively for Monitek.

         Government Regulations

         The Company complies with a number of government regulations, including environmental regulations. The cost of such compliance is not significant. The Company has routinely received all governmental approvals necessary to conduct its business.

ITEM 2    PROPERTIES
------    ----------

         Sentex currently leases 4,500 square feet on two floors of a three-story building at 553 Broad Avenue, Ridgefield, New Jersey 07657, under a month-to-month lease. The premises are used for executive offices, research and development, product assembly and are generally in good condition. The premises are leased from a principal of the Company, Dr. Amos Linenberg, the Executive Vice President of the Company. Rental expense amounted to $56,000 for the year ended November 30, 1997. (See Item 12).

         Monitek's manufacturing operations occupy approximately 23,500 square feet of leased space in Hayward, California. In addition, Monitek conducts corporate accounting, sales and research and development functions in California. The lease provides for a base annual rental of approximately $149,000 and expires in November 1999.

         Monitek also leases approximately 3,000 square feet of office and warehouse space in Dusseldorf, Germany pursuant to a lease that expires in October 1998, and provides for a base annual rental of $81,000, based on the rate of exchange in effect at November 30, 1997.

         The Company believes that these facilities are adequate to provide for the Company's business needs during the remaining terms of the respective leases.

ITEM 3    LEGAL PROCEEDINGS
------    -----------------

         There are no material lawsuits pending, or to the Company's knowledge, threatened against the Company or any of its subsidiaries.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

None.

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------    --------------------------------------------------------

         The Company's Common Shares were traded on the Nasdaq Small Cap Market tier of The Nasdaq Stock Market under the symbol "SENS" through November 11, 1997. The Common Shares now trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter is presented below.

1997                                          HIGH               LOW
----                                          ----               ---

1st quarter                                   .094              .063
2nd quarter                                   .094              .031
3rd quarter                                   .094              .031
4th quarter                                   .063              .031

1996                                          HIGH               LOW
----                                          ----               ---

1st quarter                                   .094              .031
2nd quarter                                   .718              .031
3rd quarter                                   .281              .156
4th quarter                                   .156              .063

         The bid quotations represent interdealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On February 27, 1998, there were 78,919,762 Common Shares issued and outstanding and approximately 1,300 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.


ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

           CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOUR" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Annual Report on Form 10-KSB, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all businesses, as well as matters that are specific to the Company and the markets it serves.

         General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include an inability of the Company to finance its working capital needs; an inability of the Company to successfully integrate the business of Sentex and Monitek; a risk of recession in the economies in which its products are sold, such as the Chemical or Petroleum industries; and new or emerging products from current competitors. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

FINANCIAL CONDITION
-------------------

Effects of Merger, Working Capital and Liquidity

         The Merger became effective on November 30, 1996, the last day of the Company's fiscal year. Accordingly, assets of approximately $2,900,000 (including $250,000 of goodwill) and liabilities of approximately $1,473,000 (net of a $540,000 payable that was eliminated in consolidation) of Monitek have been included in the balance sheet of the Company. The inclusion of such assets and liabilities dramatically increased the Company's assets and liabilities as compared to the assets and liabilities reported for fiscal year 1995. Total current assets increased to $4,368,343 at November 30, 1996 as compared to $2,817,166 at November 30, 1995 and, for the same dates, current liabilities increased to $2,378,406 from $118,149. No revenues, expenses or other results from the operations of Monitek have been included in the Company's Consolidated Statements of Operations for fiscal year 1996. (See Note 3 to the Company's Financial Statements). As a result, the Balance Sheets shown in the accompanying independent auditors' report are comparable for November 30, 1997 and November 30, 1996, but the income statements for Fiscal Years 1997 and 1996 are not comparable.

         During the last three fiscal years of Monitek, prior to the Merger, Monitek had incurred recurring losses from operations. In addition, Monitek's certified public accountants, KPMG Peat Marwick LLP, had included in their auditors' report, which covers Monitek's financial statements for each of the years in the three-year period ended March 31, 1996, a statement that Monitek's recurring losses from operations raised substantial doubt about Monitek's ability to continue as a going concern. Subsequently, for fiscal 1997 and the LTM November 1996, respectively, Monitek has sustained losses of approximately $746,000 and $1,204,000, which, together with the losses sustained by Sentex through fiscal year 1997, has had an extremely adverse effect on the working capital of the Company.

         Working capital decreased to $308,000 at November 30, 1997 as compared to $1,990,000 as of November 30, 1996. The decrease is mainly due to the losses sustained by the Company during Fiscal 1997. Cash and cash equivalents equaled approximately $1,332,000 as of November 30, 1997, $1,285,000 of which has been pledged to secure current borrowings on a line of credit. As set forth in the accompanying independent auditors' report and notes to consolidated financial statements, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

         To address the Company's immediate working capital needs, the Company has established two bank lines of credit and has borrowed an aggregate of $2,100,000 as of November 30, 1997 as compared to $570,000 in borrowings as of November 30, 1996. The primary use of the additional proceeds was to fund operating losses incurred during fiscal 1997. As of November 30, 1997, borrowings under one bank line of credit were $1,200,000, and were secured by cash balances of the Company. The other bank line of credit is for a maximum of $1,000,000 and is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. Borrowings under this line of credit totaled $900,000 as of November 30, 1997. From time to time, CPS has provided the Company with temporary working capital loans and, as of March 13, 1998, there is an outstanding borrowing of $250,000 on one such loan. (See Item 12). The Company anticipates the need to raise additional funds during fiscal 1998 to fund its working capital needs that presently cannot be funded through the operations of the Company. In this regard, the Company will probably seek to expand its borrowings through increased asset based lines of credit, which the Company cannot be assured it will be able to obtain. In the event that additional sources of outside financing cannot be attained, CPS has indicated to the Company that it will continue to fund the operations of the Company through additional working capital loans to the Company. The acquisition of Cypress by the Company will result in the Company being obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $530,000 over the next four fiscal years, with over $250,000 of such amounts potentially being payable in fiscal 1998. CPS has assured the Company that it will arrange or provide the financing required to fund the acquisition of Cypress. Although CPS and Mr. Kendall have expressed their commitment to provide the financial resources necessary to fund the Company's operations until a turnaround occurs, there are no formal agreements in place pertaining to the financial commitment of CPS and Mr. Kendall. Consequently, there can be no assurance that CPS or Mr. Kendall will continue to provide loans to the Company or security for future lines of credit. There are currently no material commitments anticipated for capital expenditures during fiscal 1998. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company may need to seek additional financing.

                  To address the Company's working capital needs on a more long -term basis, the Company will attempt to generate cash from internal operations of the Company. As anticipated in the Registration Statement containing the Joint Proxy/Prospectus that was filed in connection with the Merger, however, the Company has been unable to generate a profit during its first fiscal year of operating the Sentex and Monitek as a combined company and there can be no assurance that the Company will generate a positive cash flow in fiscal 1998. The Company has, however, combined certain aspects of the two companies during fiscal 1997 such as, realigning and restaffing management and achieving some economies of scale that have resulted in a modest reduction in selling, general and administrative expenses. Despite these achievements, the ultimate profitability of the Company still depends, in large part, on further reducing expenses and combining certain other aspects of Sentex's and Monitek's businesses. One aspect of combining the companies that was not achieved as well as anticipated by management during fiscal 1997 was the attempt to integrate the sale of Sentex products into Monitek's distribution channels. In order to rectify this situation, the Company has determined that it will have to provide the Monitek sale representatives, who are independent agents, additional and more specific training about the Sentex products, which are very technical in nature and tend to be rather difficult to describe. While no assurances can be made that the Merger will result in the Company becoming profitable again, the Company believes that it is now, and upon the completion of additional training of the Monitek representatives will be, in a much better position to take advantage of the established manufacturer representative relationships and expanded industry and market exposure, which were considered to be Monitek's primary strengths prior to the Merger.

         In addition to the effects of the Merger, the Company also intends to offer four new products during fiscal 1998 (two of which are product offerings that were originally scheduled for offering in fiscal 1997, but were rescheduled for offering in fiscal 1998). These products are anticipated to increase both sales and gross margin percentage, because they will be less expensive to produce. (See Item 1).

Net Operating Losses; IC-DISC

         The Company has approximately $8,942,000 in net operating losses as of fiscal 1997, which will expire at various dates through the year 2012 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $8,942,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

RESULTS FROM OPERATIONS
-----------------------

         Prior to the Merger, Monitek's fiscal year covered the period from April 1 through March 31. No revenues, expenses or other results from the operations of Monitek were included in the Company's Consolidated Statement of Operations during Sentex's fiscal 1996, because the Merger was not effective until after the last day either Sentex or Monitek conducted any business during Sentex's fiscal year 1996. However, since the operations of Monitek have been included in the Company's Consolidated Statement of Operations for fiscal 1997, the Company has provided a discussion with respect to the comparison of operating results for the Monitek fiscal 1997 versus the final twelve months that Monitek operated as a stand alone company (the "LTM November 1996"), based on unaudited information that has been made available to the Company.

Fiscal 1997 as Compared to Fiscal 1996

         Net sales increased to $7,505,000 in fiscal 1997 as compared to $999,000 in fiscal 1996, primarily as a result of the acquisition of Monitek. Net sales of Sentex products increased by 19%, to $1,192,000 for fiscal 1997 as compared to $999,000 for fiscal 1996, reversing a trend of four consecutive years of declining sales. The increase was due to one very large sale to South Korea, in the amount of $468,000. Domestic sales continued to decline, in spite of the attempt to start selling the products through Monitek's sales force, which consists of independent manufacturers' representatives. The Company believes that there are a number of reasons for the lack of immediate success of this program, including the need for more training of the representatives, the long sales cycle of the Sentex products and the fact that the Sentex products are highly technical and may require a more sophisticated sales approach. Management plans to provide additional training to the Monitek sales force, which should allow the representatives to obtain knowledge that is comparable to the knowledge they have with respect to the Monitek products. Net sales of Monitek products increased by 4%, to $6,313,000 in fiscal 1997 as compared to $6,066,000 during the LTM November 1996. During fiscal 1997, domestic sales and export sales from the United States increased by 13% and 14%, respectively, compared to the prior year period, while sales to Continental Europe by Monitek GmbH, which accounted for 58% of Monitek's total revenues, decreased by 2%. Management believes that the increase in domestic sales is primarily due to improved economic conditions and more thorough training of the sales force. Sales into Japan, which accounted for 70% of the export sales in fiscal 1997, were especially strong as a result of adding a second representative in that country. One representative is working strictly in the Brewery industry and the other representative covers all other industries. Management believes that the decrease in sales in Europe can be attributed to the weakening of economic conditions combined with the increased value of the U.S. Dollar relative to the European currencies.

         Cost of sales increased to $3,529,000, or 47% of net sales, in fiscal 1997 as compared to $418,000, or 42% of net sales, in fiscal 1996. Sentex's cost of sales, as a percentage of net sales, increased to 43% in fiscal 1997 as compared to 42% in fiscal 1996, primarily as a result of a change in sales mix. Monitek's cost of sales, as a percentage of sales, decreased to 48% in fiscal 1997 from 50% in the LTM November 1996. During the LTM November 1996 period, Monitek increased its inventory obsolescence reserve by $140,000, which accounts for the 2% difference between the two periods.

         Selling, general and administrative expenses increased to $5,463,000 in fiscal 1997 as compared to $1,403,000 in fiscal 1996, primarily as a result of the addition of Monitek. Sentex's Selling, general and administrative expense increased to $1,578,000 in fiscal 1997 from $1,403,000 in fiscal 1996, but the percentage of net sales actually decreased to 132% from 140%. Sales commissions increased by $163,000 in fiscal 1997, primarily as a result of the commission payable on the large Korean sale noted above. Interest expense increased by $56,000 as a result of increased bank and other borrowings. Management fees paid and payable to CPS (see Item 12) increased by $248,000 in fiscal 1997, of which $200,000 was attributable to the increased responsibilities associated with Monitek and, as such, was allocated as an expense of Monitek. Effective December 1, 1997, CPS has agreed to reduce its management fee by $144,000 per year, from $394,000 to $250,000. There was a $100,000 expense in fiscal 1996, relating to a covenant not to compete, that did not recur in fiscal 1997. Monitek's selling, general and administrative expenses decreased to $3,885,000, or 62% of sales, in fiscal 1997 as compared to $4,071,000, or 67% of sales, in the LTM November 1996. During the LTM November 1996, approximately $162,000 was recorded for legal, accounting and other professional services related to the impending Merger with Sentex. During fiscal 1997, as a result of certain personnel and other expense reductions related to the combining of the operations of Monitek and Sentex, Monitek realized savings that amounted to approximately $20,000 per month after all of the changes were made. As a consequence, in spite of the increase in management fees charged to Monitek by Sentex, an increase of $63,000 in foreign currency exchange losses and an increase of $45,000 in interest expense, which were partially offset by the $162,000 decrease in Merger expenses mentioned above, Monitek realized a modest reduction in selling, general and administrative expense during fiscal 1997.

         Research and development expense increased to $406,000 in fiscal 1997 from $213,000 in fiscal 1996 as a result of the Monitek acquisition. Sentex's research and development expense decreased to $177,000 in fiscal 1997 from $213,000 in fiscal 1996, primarily as a result of sharing certain expenses with Monitek, whereas Monitek's decreased to $229,000 in fiscal 1997 from $250,000 during the LTM November 1996 as a result of the sharing of expenses.

         Interest and other income decreased to $83,000 in fiscal 1997 as compared to $179,000 in fiscal 1996 Sentex's interest income decreased to $61,000 in fiscal 1997 from $88,000 in fiscal 1996, as a result of declining cash balances. The cash was required to fund the operating losses of both Sentex and Monitek. Sentex's other income decreased to $1,000 in fiscal 1997 from $91,000 in fiscal 1996. During fiscal 1996, the Company billed Monitek $83,000 for management services provided prior to the Merger and the transaction was recorded as other income. During fiscal 1997, the fees charged to Monitek for management services were recorded in selling, general and administrative expense (see above). Monitek had neither interest income in either fiscal 1997 nor the LTM November 1996. Monitek's other income decreased to $21,000 in fiscal 1997 from $96,000 in the LTM November 1996. In the LTM November 1996, a lawsuit was settled in favor of Monitek GmbH, resulting in an award from the opposing party of approximately $60,000.

         Net losses increased to $1,810,000 in fiscal 1996 as compared to $855,000 in fiscal 1996, primarily as a result of the addition of Monitek. Sentex's net losses increased to $1,017,000 in fiscal 1997 as compared to $855,000 during fiscal 1996, primarily as a result of the increases in cost of sales and selling general and administrative expenses of Sentex and the decreases in interest and other income, partially offset by the increase in net sales. Monitek's net losses decreased to $793,000 in fiscal 1997 as compared to $1,204,000 in the LTM November 1996, primarily as a result of the increase in sales, the decrease in cost of sales as a percentage of sales and the decrease in selling, general and administrative expenses, partially offset by the decrease in other income.

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

         In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion NO. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company is using the intrinsic value-based method. As a result, this standard does not have any effect to the Company's consolidated financial statements other than to require disclosure, beginning in the fiscal year ended November 30, 1997, of the pro forma effect on net income of using the fair value-based method of accounting for stock issued to employees. The Company's outstanding stock options and/or similar equity instruments not held by employees are not material.

         In February 1997, SFAS 128, Earnings per Share and SFAS 129, Disclosure of Information About Capital Structure, were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The Company must adopt these new standards in its first quarter ended February 28, 1998. All prior period earnings per share data will be restated for the adoption of SFAS 128. Management believes the effect of adoption will not be material.

         In June 1997, SFAS 130, Reporting Comprehensive Income, was issued. SFAS 130 establishes new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company expects that comprehensive income (loss) will not differ materially from net income (loss).

         In June 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers. The Company must adopt the new standard no later that November 30, 1999.


ITEM 7    FINANCIAL STATEMENTS
------    --------------------

         See Index to Financial Statements appearing on page F-2.


ITEM 8    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------    -------------------------------------------------------------------

None.

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

         The Directors and Executive Officers of the Company are as follows:

         Name                       Age     Position(s)
         ----                       ---     -----------

         Robert S. Kendall          57      Chairman, President and Treasurer
         James G. Few               48      Director, Executive Vice President and Chief Operating Officer
         Julius L. Hess             35      Director
         Ronald M. Lipson           62      Director
         Dr. Amos Linenberg         61      Director,  Executive  Vice  President and President of Sentex  Systems,
                                            Inc.
         Morton A. Cohen            62      Director
         James S. O'Leary           59      Vice President, Finance and Chief Financial Officer
         Helmut H. Zoellmer         52      Managing Director, Monitek GmbH

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

         JAMES G. FEW has been the Chief Financial Officer and Vice President of the Company since March 1, 1996 and Chief Operating Officer since December 2, 1996. He has also served as Vice President and Chief Financial Officer for CPS since October 1995. From June 1993 to October 1995, he was engaged as an independent financial consultant. Mr. Few served as Senior Vice President of Boston Distributors from November 1992 through May 1993 where he was responsible for finance, accounting systems and warehouse operations. In February 1993, Boston Distributors was declared bankrupt and was liquidated some time thereafter. From May 1991 through November 1992, Mr. Few served as Executive Vice President of Operations and Finance for Progressive Communications Technology. Mr. Few was engaged as an independent financial consultant from 1989 to 1991. From 1978 to 1989, he served as Executive Vice President and Chief Financial Officer of Harris Wholesale Drug Company, where he oversaw three operating divisions. Prior thereto, he served as Division Controller of IT&T for eight years. Mr. Few received a bachelor's degree in Business Management from Providence College.

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

         MORTON A. COHEN was Chairman of the Board of Monitek from November 1983 until the consummation of its Merger with the Company. On December 2, 1996, Mr. Cohen became a director of the Company pursuant to the terms of a Board Representation Agreement. (See Item 12.) Mr. Cohen has been the Chairman of the Board of Clarion Capital Corporation, Monitek's prior principal stockholder, since July 1981 and, since April 1982, has been Clarion's Chief Executive Officer. Mr. Cohen is also a member of the boards of directors of the following public companies: Cohesant Technologies, Inc., for which he also serves as chairman; Gothic Energy Corporation; DHB Capital Group; and Zemex Corporation. Formerly, Mr. Cohen was governor of the Montreal Stock Exchange (1972-73); a member of the board of governors of the National Association of Small Business Investment Companies (1990-1992); and a member of the boards of directors of Sanyo-Canada, Adac Laboratories, Abaxis Co., and Alexander Energy.

         JAMES S. O'LEARY has been employed by Monitek since August 1982 and had served as its Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and, since December 2, 1996, he has served as Vice President of Finance and Chief Financial Officer.

         HELMUT H. ZOELLMER has been employed by Monitek GmbH since 1980 and has served as its Managing Director since May 1984. The Company has retained his services and he continues in the same position that he held prior to the Merger. As a result his position with a major subsidiary of the Company, Mr. Zoellmer is deemed to be an executive officer of the Company.

         Four meetings of the Company's Board of Directors were held during the fiscal year ended November 30, 1997. Each Director attended at least 75% of the meetings of the Company's Board of Directors.

         The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.

ITEM 10  EXECUTIVE COMPENSATION
-------  ----------------------

The following information is set forth with respect to the Company's Chief Executive Officer and each of the Company's other executive officers whose total compensation exceeded $100,000 for the fiscal year ended November 30, 1997:


                                                            ANNUAL COMPENSATION
                                                            -------------------                   OTHER ANNUAL
                                  YEAR                SALARIES                BONUS               COMPENSATION
                                  ----                --------                -----               ------------

Robert S. Kendall                 1997               $275,000(1)                -0-                     -0-
(Chief Executive Officer)         1996               $ 80,000(1)                -0-                     -0-
                                  1995                   ---                    ---                     ---

Amos Linenberg                    1997                $140,728                $15,000               $17,779(2)
(Executive Vice-President)        1996                $128,163                  -0-                 $11,944(2)
                                  1995                $130,676                  -0-                 $18,545(2)

Helmut H. Zoellmer(3)             1997                $109,626                 $5,788                $6,689(2)
(Managing Director of             1996                   ---                    ---                     ---
   Monitek GmbH)                  1995                   ---                    ---                     ---

 (1) Represents compensation paid to CPS for management services rendered. (See Item 12). Amounts assigned to each officer represent the allocation provided the Company by CPS at the Company's request, and may not actually represent any sum actually paid to these persons by CPS. Amounts for Fiscal 1996 only reflect amounts reportable from March 1, 1996 through November 30, 1996. Since May 31, 1997, the Company has not made any payments to CPS for management services but has accrued for such fees.

(2)      Consists of automobile and insurance allowances.

(3) During fiscal 1996 and 1995, Mr. Zoellmer was not employed by the Company but was employed by Monitek GmbH. Based on annual reports of Monitek, filed on Form 10-K, for its fiscal years ended March 31, 1996 and March 31, 1995, all reportable forms of compensation for Mr. Zoellmer totaled $130,801 and $164,790, respectively. Payments to Mr. Zoellmer were made in Deutsche Marks. Dollar amounts have been calculated using average exchange rates for each of the fiscal periods reported.

         Long-Term Compensation. No long-term compensation was paid during the fiscal years ended November 30, 1997, 1996 or 1995 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

         Employment, Consulting and Management Agreements. As of March 1, 1996, the Company entered into an Employment Agreement with Amos Linenberg, a Consulting Agreement with Joanne Bianco and a Management Agreement with CPS (which was amended and restated on June 24, 1996). (See Item 12).

         Stock Options. The Company adopted the Plan at a special meeting of its shareholders held on November 14, 1996. (See Item 4). Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 1996, there were no Company stock options held by the directors or executive officers of the Company. Upon consummation of the Merger, options to purchase Monitek Common Stock held by James O'Leary, Morton Cohen and Helmut Zoellmer were converted to options to purchase 344,875, 617,325 and 482,825 Common Shares, respectively. On December 2, 1996, James O'Leary and Morton Cohen became the Chief Financial Officer and a director, respectively, of the Company and Mr. Zoellmer remained in his capacity as the Managing Director of Monitek GmbH.

         Compensation Pursuant to Plans. The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 1997, 1996 or 1995.

         Compensation of Directors. During fiscal years 1996 and 1995, directors were not compensated for serving as such. Commencing December 2, 1996, the Company had agreed to compensate all outside directors with annual compensation of $6,000 per year but, to-date, no such payments have been made.


ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------    --------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of March 1, 1998 by: (a) the Company's Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; (c) the Company's Chief Executive Officer and the other two most highly compensated executive officers named in the Summary Compensation Table; and (d) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.



NAME AND ADDRESS                                      AMOUNT AND NATURE
OF BENEFICIAL OWNER(1)                               OF BENEFICIAL OWNER                   PERCENTAGE
----------------------                               -------------------                   ----------

Robert S. Kendall(2)                                      26,095,665                         32.7%

James G. Few                                                   --                               --

Julius L. Hess                                                 --                               --

Morton A. Cohen(3)                                         1,585,022                          2.0%

James S. O'Leary(4)                                          344,875                            *
1495 Zephyr Avenue
Hayward, CA 94544

Helmut H. Zoellmer(4)                                        482,825                             *
Morsenbroicher Weg 200
D-40470 Dusseldorf, Germany

Ronald M. Lipson                                             700,000                            *
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

Amos Linenberg(5)                                          6,389,204                          8.0%

CPS Capital, Ltd.(6)                                      26,095,665                         32.7%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers
(as a group persons)                                      29,208,387                         36.6%


         (1) The name and address of each individual listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc. 553 Broad Avenue, Ridgefield, NJ 07657 or in the case of Mr. Kendall, Mr. Few and Mr. Hess, c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, OH 44114. and in the case of Mr. Cohen, c/o Clarion Capital Corporation, 1801 East Ninth Street, Cleveland, OH 44114.

         (2) The Common Shares set forth herein with respect to Mr. Kendall are all held of record by CPS or are beneficially owned by CPS pursuant to an exercise of a put right by Dr. Linenberg requiring CPS to purchase Dr. Linenberg's remaining 6,389,204 Common Shares and voting rights with respect to such shares. Under a shareholders agreement with Dr. Linenberg, CPS has the power to vote all of the Common Shares held by Dr. Linenberg. Mr. Kendall and his wife own 100% of the outstanding membership interests in CPS. On February 28, 1998, CPS' voting rights, with respect to 1,000,000 Common Shares held of record by Ms. Bianco, expired.

         (3) Mr. Cohen owns 127,600 Common Shares of record, holds options to purchase 617,325 Common Shares, controls a corporation that owns 6,897 Common Shares and, through his ownership and control of Clarion, has the right to receive approximately 833,200 Common Shares upon payment of interest under Class A Convertible note and the Clarion note. All Common Shares reported by Mr. Cohen were acquired pursuant to the Merger.

         (4) All Common Shares are held in the form of options that were acquired pursuant to the Merger.

         (5) Dr. Linenberg has exercised his right to have CPS purchase his remaining 6,389,204 Common Shares. CPS will consummate the transaction in April 1998.

         (6) CPS is the record holder of 19,706,461 Common Shares and has sole voting and dispositive power with respect to such shares. CPS is deemed to beneficially own 6,389,204 Common Shares, which it is required to purchase from Dr. Linenberg in April 1998 and currently has share voting power with respect to such shares. Upon such purchase, CPS will acquire sole voting and dispositive power with respect to the 6,389,204 Common Shares.

*Represents less than 1% of the outstanding Common Shares.

         Upon consummation of the Merger, Clarion did not become a "beneficial owner" of any Common Shares within the meaning of Rule 13d-3(a) of the Securities and Exchange Act of 1934 or have the right to acquire beneficial ownership of any Common Shares within 60 days of the Merger. If the table set forth above assumed that Clarion were able to immediately convert its Class A Convertible Note and the Clarion Note into the maximum number of Common Shares into which each such note is convertible, then Clarion would be the beneficial owner of 15,450,937 Common Shares, which would represent 16.1% of the Company's Common Shares outstanding. The power to direct the vote of such Common Shares will be held by CPS for a three-year period after the Merger. In addition, the percentage ownership of Common Shares held by Mr. Linenberg would be adjusted downward to approximately 8.6%. Pursuant to the 3 year voting agreement under the Shareholders Agreement, CPS's percentage ownership would be increased to approximately 44%. Mr. Cohen is the Chairman of the Board of Clarion and also owns 75.7% of Maycap Holding Company, which in turn, owns 94.9% of Clarion.

         On March 11, 1998, the Company decided to allow Clarion to convert its notes earlier without regard to restrictions thereon in the hopes of reducing the amount of the Company's debt. Clarion has agreed in principle to convert these notes if CPS purchases the Common Shares that would be held by Clarion upon conversion. CPS has agreed in principle to purchase the Common Shares for approximately $230,000. These transactions are subject to entering into definitive agreements, but if they occur, Mr. Cohen would resign as a Director of the Company.

         On April 3, 1997, CPS purchased 2,000,000 Common Shares from Dr. Linenberg for an aggregate purchase price of $152,000, pursuant to a put right exercised by Dr. Linenberg. In December of 1997, Dr. Linenberg notified CPS that he was exercising a related put right to cause CPS to purchase his remaining 6,389,204 Common Shares for an aggregate purchase price of approximately $319,500. CPS and Dr. Linenberg anticipate consummating the purchase of the 6,389,204 Common Shares in April of 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

         As required under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Shares must report on their ownership of the Common Shares and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended November 30, 1997, all reports for all transactions were filed on a timely basis, except for 200,000 shares that were purchased by Ronald Lipson in June 1997.


ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

         CPS Acquisition. On March 1, 1996, CPS consummated the purchase of 17,606,461 Common Shares for a total aggregate purchase price of $1,338,091 (the "Stock Purchase") pursuant to four separate stock purchase agreements (the "Stock Purchase Agreements") dated October 18, 1995, between CPS and each of (i) Amos Linenberg, ("Linenberg"), (ii) Joanne Bianco ("Bianco"), (iii) Maxine Ganer as Trustee of the Daniele Linenberg Trust, and (iv) Salvatore Bianco and The Estate of Marie Bianco. Upon consummation of the Stock Purchase, Mr. Kendall, the Chairman, Chief Executive Officer and principal owner of CPS, became the Chairman and President of the Company and Mr. Few, the Chief Financial Officer of CPS, became the Chief Financial Officer and a director of the Company. Julius
L. Hess, the Assistant Vice President of CPS, and Ronald Lipson (who has served in various capacities to companies owned by Mr. Kendall) each became a director. Mr. Few now serves as the Chief Operating Officer of the Company.

         In connection with the Stock Purchase, CPS entered into a shareholder agreement with each of Linenberg and Bianco (the "Shareholder Agreements"), pursuant to which CPS obtained voting control of 9,389,204 additional Common Shares. As of March 1, 1996, CPS beneficially owned a total of 27,095,665 Common Shares, which represented approximately 34% of the outstanding Common Shares, based on 78,919,762 Common Shares then outstanding. CPS has the sole voting and dispositive power with respect to 17,706,461 of such shares and had the sole power to direct the vote with respect to the remaining 9,389,204 of such shares. (As of March 1, 1998, CPS owns 19,706,461 Common Shares of record and has the voting rights with respect to 6,389,204 Common Shares). Pursuant to the Shareholder Agreement between CPS and Linenberg (the "Linenberg Shareholder Agreement"), CPS has agreed to allow Linenberg, from March 1, 1996 through February 28, 2001, the right to participate in either (i) a private sale of the Common Shares or (ii) a public offering of such Common Shares, each on a pro rata basis with CPS and Bianco (if Bianco elects or is eligible to participate), and each on the same terms and conditions available to CPS.

         From March 1, 1996 through February 28, 1997, pursuant to the Linenberg Shareholder Agreement, Linenberg could require CPS to purchase up to 2,000,000 shares of his Common Shares at $.076 per share. On April 3, 1997, CPS and Linenberg consummated a sale of such shares pursuant to an exercise of such right by Linenberg. In addition, from September 1, 1997 through February 28, 2001, Linenberg could require CPS to purchase up to 8,389,204 of his Common Shares at $.05 per share. In December 1997, Linenberg exercised his put right with respect to his remaining 6,389,204 Common Shares. CPS will purchase such shares in March 1998. Pursuant to the Linenberg Shareholder Agreement, Linenberg agreed not to sell any of his Common Shares from March 1, 1996 through February 28, 1998 without the consent of CPS. From March 1, 1998 through February 28, 2001, Linenberg must give CPS the right to buy his Common Shares before he can sell any of such shares. If Linenberg provides CPS notice (a "Notice") of his intent to sell any of his Common Shares (the "Committed Shares"), then CPS must notify Linenberg within 15 days that it desires to exercise its right to buy the Committed Shares. If the Notice indicates that the Committed Shares are to be sold privately, then CPS must pay Linenberg the price at which Linenberg was to sell the Committed Shares to the private party. If the Notice indicates that Linenberg desires to sell the Committed Shares in the public market, then CPS must pay to Linenberg a price equal to the market price of the Common Shares on the day before CPS received the Notice relating to the Committed Shares. If CPS does not elect to purchase the Committed Shares, Linenberg can sell such Committed Shares for a period of 180 days to any third party.

         Linenberg has provided CPS with an irrevocable proxy with respect to all Common Shares held by him during the term of the Linenberg Shareholder Agreement. The Linenberg Shareholder Agreement will terminate on the earlier of February 28, 2001 or the date Mr. Kendall ceases to have effective control of the Company.

         The Shareholder Agreement between CPS and Bianco (the "Bianco Shareholder Agreement") is similar to the Linenberg Shareholder Agreement, but terminated on February 28, 1998 and did not provide CPS any right to buy or Bianco any right to require CPS to buy any of Bianco's Common Shares. Pursuant to the Bianco Shareholder Agreement, Bianco agreed not to sell any of her Common Shares without the consent of CPS through February 28, 1998, and had the right to participate in (i) a private sale or (ii) a public offering, on a pro rata basis with CPS and Linenberg (if he elects or is eligible to participate), through February 28, 1998. Bianco has also provided CPS with an irrevocable proxy with respect to all Common Shares held by her during the term of the Bianco Shareholder Agreement.

         Linenberg Employment Agreement. In March 1996, Dr. Linenberg entered into a four-year employment agreement with the Company, pursuant to which Linenberg has been retained to act as Executive Vice President of the Company for a base salary of $132,176 per annum, plus annual cost-of-living increases and certain incentive compensation, and has agreed to not engage directly or indirectly in any competing business during the term of his employment and for one year thereafter.

         Bianco Consulting Agreement. In March 1996, Ms. Bianco entered into a two-year Consulting Agreement with the Company pursuant to which Ms. Bianco was retained to serve as a part-time consultant to the Company for a base compensation of $75,000 per annum, and agreed to not engage directly or indirectly in any competing business for a three-year period. Bianco has received an additional $100,000 from the Company in consideration of her agreement not to compete, paid in three equal installments on March 1, 1996, March 1, 1997 and March 1, 1998.

         CPS Management Agreement. Within two months after CPS acquired effective control of the Company, CPS entered into a Management Agreement with the Company, which was effective on March 1, 1996 (the "Original Management Agreement"). In connection with the execution of the Merger Agreement, CPS and the Company entered into an Amended and Restated Management Agreement (the "Amended and Restated Management Agreement"). Pursuant to the Original Management Agreement, CPS agreed to cause its personnel to perform the functions that would normally be performed by the executive officers of the Company. Presently, such personnel consists mainly of Mr. Kendall, the Chairman of CPS, Mr. Few, the Chief Financial Officer of CPS and Peggy Nutaitis, the Secretary of CPS. In order to permit Mr. Kendall and Mr. Few to function as executive officers of the Company, Ms. Nutaitis to function as a non-executive officer and for all of them to be properly insured as officers of the Company, Mr. Kendall has been elected as the President and Treasurer, the Company, Mr. Few has been elected the Vice President, Secretary and Chief Operating Officer of the Company, and Ms. Nutaitis has been elected Assistant Secretary of Sentex.

         Under the terms of the Original Management Agreement, CPS received an annual fee of $193,800, which was payable monthly. Under the terms of the Amended and Restated Management Agreement, the annual fee was increased to $393,800 to account for the increase in tasks and responsibilities relating to the operation of Monitek. Both the Original Management Agreement and the Amended and Restated Management Agreement were approved by Ms. Bianco (a then director of the Company) and Mr. Lipson, neither of whom are affiliated with CPS. Due to the present financial condition of the Company, CPS has not received payment under the Amended and Restated Agreement since May 1997, but the Company has accrued such expense. CPS and the Company have agreed that the balance due as of November 30, 1997, which totals approximately $197,000, and the fee for fiscal 1998, which will be reduced to $250,000, may be paid at some future time in the form of Common Shares rather than cash, to the extent permitted under the New Jersey Shareholder Protection Act.

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

         The Company may compel conversion of the Class A Convertible Notes upon written notice to the holder if (i) there is a proxy contest for control of the Company's board of directors or (ii) the Company is unable, in the judgment of its board of directors, without compelling such a conversion, to obtain the requisite shareholder vote to approve a material transaction approved by the Company's board of directors. If the notes are converted before the third anniversary of their issuance, CPS, will have the right to vote all of the Common Shares held by Clarion as a result of conversion of the notes for the remainder of such three-year period.

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

         Working Capital Assistance. During fiscal 1997, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through September 1997, CPS provided the Company a temporary working capital loan in the aggregate principle amount of $250,000 at a prime rate at National City Bank, Cleveland, Ohio ("NCB") plus 2%. On

March 5, 1998, CPS has made another loan to the Company, which bears interest at the prime rate at NCB. From time to time Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

         Office Lease. Sentex currently leases 5,500 square feet on three floors of a three-story building at 553 Broad Avenue, Ridgefield, New Jersey 07657, as executive offices and research and product assembly facilities under month-to-month leases from Dr. Linenberg, the current Vice President of the Company and President of Sentex Sensing, Inc., an operating subsidiary of the Company. Rental expenses amounted to $55,740 for the year ended November 30, 1997.

ITEM 13    EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------    ---------------------------------------

(A) EXHIBITS

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
------            -------------------

 3.1     Certificate of Incorporation, as amended(3)

 3.2     First Amended and Restated Bylaws of the Company(6)

 3.3     Certificate of Incorporation of Sentex Acquisition Corp.(4)

 3.5     Certificate of Merger (Sentex Systems, Inc. into Sentex)(4)

 3.6     Certificate of Incorporation of Sentex Systems, Inc.(5)

 3.7     Certificate of Incorporation of Monitek Technologies, Inc.(6)

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

 9.3 Shareholders Agreement among CPS Capital, Ltd. and Clarion Capital Corporation and others(1)

10.1     Employment Agreement with Dr. Amos Linenberg, dated March 1, 1996(2)

10.2     Consulting Agreement with Ms. Joanne Bianco, dated March 1, 1996(2)

10.3     Sentex 1996 Long-Term Incentive Stock Option Plan(1)

21.1     List of Subsidiaries(6)

27.1*    Financial Data Schedule

(1)      Incorporated by reference to Annex A of the Joint Proxy
         Statement/Prospectus which is a part of Amendment No. 1 to the Registration Statement on Form S-4, filed on October 4, 1996, File No. 333-12993 (the "Registration Statement").

(2) Incorporated by reference to exhibits of the Registration Statement bearing the same exhibit numbers.

(3) Incorporated by reference to exhibits bearing same exhibit numbers, filed with the Company's Registration Statement on Form S-1, File No. 2-86860.

(4) Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company's Form 10-KSB for the fiscal year ended November 30, 1992.

(5) Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company's Form 10-KSB for the fiscal year ended November 30, 1984.

(6) Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company's Form 10-KSB for the fiscal year ended November 30, 1996.

*  Filed herewith.


(B) REPORTS ON FORM 8-K

         None.

SIGNATURE


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 13, 1998            SENTEX SENSING TECHNOLOGY, INC.


                                   By: /s/ Robert S. Kendall
                                      ------------------------------------------
                                      Robert S. Kendall, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                               Date
---------                                   -----                               ----

/s/ Robert S. Kendall                       Chairman, President                 March 13, 1998
------------------------------              and Treasurer
Robert S. Kendall

/s/ James G. Few                            Executive V.P., Chief               March 13, 1998
------------------------------              Operating Officer, Secretary
James G. Few                                and Director

/s/ James S. O'Leary                        Vice President, Finance and         March 13, 1998
------------------------------              Chief Financial Officer
James S. O'Leary

/s/ Julius L. Hess                          Director                            March 13, 1998
------------------------------
Julius L. Hess

/s/ Ronald M. Lipson                        Director                            March 13, 1998
------------------------------
Ronald M. Lipson

                                            Director
------------------------------
Amos Linenberg

                                            Director
------------------------------
Morton A. Cohen

                         SENTEX SENSING TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                                    CONTENTS



------------------------------------------------------------------------------

                                                                     Page
                                                                     ----

AUDITORS' REPORT ON THE FINANCIAL STATEMENTS                         F-3

FINANCIAL STATEMENTS
    Consolidated balance sheet                                       F-4
    Consolidated statements of operations                            F-5
    Consolidated statements of stockholders' equity                  F-6
    Consolidated statements of cash flows                            F-7
    Notes to consolidated financial statements                       F-8 - F-20

                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio


         We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. Additionally, the Company's stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the- Counter Bulletin Board which might limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                             HAUSSER + TAYLOR LLP

Cleveland, Ohio
March 9, 1998

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                November 30, 1997
                                -----------------


          ASSETS
          ------
CURRENT ASSETS
    Cash and cash equivalents, including $1,285,000 pledged
      as collateral to bank for borrowing arrangements                               $     1,331,981
    Accounts receivable, less allowance for doubtful accounts
      of $30,993                                                                           1,248,187
    Inventories                                                                            1,399,944
    Other current assets                                                                     180,920
                                                                                           ---------
          Total current assets                                                                          $4,161,032

PROPERTY AND EQUIPMENT, less accumulated
    depreciation and amortization of $229,886                                                              242,647

OTHER ASSETS
    Goodwill                                                                                 238,833
    Deposits and other assets                                                                 33,360       272,193
                                                                                            --------    ----------
                                                                                                        $4,675,872
                                                                                                        ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
    Notes payable - bank                                                             $     2,100,000
    Trade accounts payable                                                                   857,937
    Accrued liabilities                                                                      861,935
    Due to related party                                                                      33,333
                                                                                           ---------
          Total current liabilities                                                                     $3,853,205

LONG-TERM DEBT
    Convertible subordinated notes payable                                                                 515,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value
      Authorized - 200,000,000 shares
      Issued - 87,865,762 shares
      Outstanding - 78,919,762 shares                                                      2,153,489
    Retained earnings (deficit)                                                           (1,554,555)
    Treasury shares at cost, 8,946,000 shares                                               (313,218)
    Cumulative translation adjustment                                                         21,951
                                                                                          ----------
          Total stockholders' equity                                                                       307,667
                                                                                                        ----------
                                                                                                        $4,675,872
                                                                                                        ==========

   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended November 30, 1997 and 1996
                     --------------------------------------





                                                     1997               1996
                                                     ----               ----
REVENUES
   Net sales                                    $  7,504,654       $    999,337
    Interest and other income                         83,253            179,090
                                                ------------       ------------
          Total revenues                           7,587,907          1,178,427

COST AND EXPENSES
    Cost of sales                                  3,528,510            417,873
    Selling, general and administrative            5,462,805          1,402,660
    Research and development                         406,432            212,907
                                                ------------       ------------
          Total costs and expenses                 9,397,747          2,033,440
                                                ------------       ------------

LOSS BEFORE PROVISION FOR INCOME TAX
    EXPENSE                                       (1,809,840)          (855,013)

PROVISION FOR INCOME TAX EXPENSE                         -                  -
                                                ------------       ------------

NET LOSS                                        $ (1,809,840)      $   (855,013)
                                                ============       ============


NET LOSS PER SHARE                              $      (0.02)      $      (0.01)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                   78,919,762         67,264,248
                                                ============       ============



   The accompanying notes are an integral part of these financial statements.

                                         SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Years Ended November 30, 1997 and 1996
                                              --------------------------------------


                                                                                                 Unrealized
                                                                                                   Holding
                                                                                                    Gain
                                                                                                     on
                                                                                                 Securities
                                                           Common Stock           Retained       Available
                                                        -------------------       Earnings          for
                                                       Shares         Amount      (Deficit)         Sale
                                                      --------       -------      ---------      ----------
Balance - November 30, 1995                          76,206,081   $ 1,955,489   $ 1,110,298    $     6,174

    Net loss                                               --            --        (855,013)          --
    Reversal of unrealized holding gain on
      securities sold                                      --            --            --           (6,174)
    Other                                                  --            --            --             --
    Issuance of common stock, net of registration
      costs of $150,000                              11,659,681       198,000          --             --
                                                    -----------     ---------    ---------      ----------

Balance - November 30, 1996                          87,865,762     2,153,489       255,285           --

    Net loss                                               --            --      (1,809,840)          --
    Translation adjustment                                 --            --            --             --
                                                    -----------     ---------    ---------      ----------

Balance - November 30, 1997                          87,865,762   $ 2,153,489   $(1,554,555)   $      --
                                                    ===========   ===========   ===========    ===========


                                                          Treasury Stock           Cumulative       Total
                                                       ---------------------       Translation    Stockholders'
                                                       Shares         Amount       Adjustment       Equity
                                                       ------       ---------     ------------   -------------
Balance - November 30, 1995                           8,846,000    $  (313,218)   $      --      $ 2,758,743

    Net loss                                               --             --             --         (855,013)
    Reversal of unrealized holding gain on
      securities sold                                      --             --             --           (6,174)
    Other                                               100,000           --             --             --
    Issuance of common stock, net of registration
      costs of $150,000                                    --             --             --          198,000
                                                     ----------    -----------    -----------    -----------

Balance - November 30, 1996                           8,946,000       (313,218)          --        2,095,556

    Net loss                                               --             --             --       (1,809,840)
    Translation adjustment                                 --             --           21,951         21,951
                                                     ----------    -----------    -----------    -----------

Balance - November 30, 1997                           8,946,000    $  (313,218)   $    21,951    $   307,667
                                                     ==========    ===========    ===========    ===========








  The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended November 30, 1997 and 1996
                     --------------------------------------


                                                                      1997              1996
                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $(1,809,840)      $  (855,013)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Amortization of discount on convertible subordinated
          notes payable                                                47,000               -
        Depreciation and amortization                                 133,206            18,085
        Not-to-compete charge                                             -             100,000
        Other adjustments                                              23,956             7,954
        Changes in assets and liabilities:
          Accounts receivable                                        (401,402)           85,881
          Inventories                                                 231,431            33,347
          Other current assets                                          9,491           112,015
          Other assets                                                 (5,743)           10,220
          Accounts payable                                            (35,119)           15,810
          Accrued expenses and other current liabilities              (20,082)          167,643
                                                                  -----------       -----------
             Total adjustments                                        (17,262)          550,955
                                                                  -----------       -----------
               Net cash used by operating activities               (1,827,102)         (304,058)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Monitek net of $41,936 cash acquired                   -            (180,383)
    Pre-acquisition advances to Monitek                                   -            (539,766)
    Proceeds on sale of equipment                                         -               1,500
    Redemption of short-term investments                                  -             299,769
    Acquisition of property and equipment                             (35,351)           (1,937)
                                                                  -----------       -----------
               Net cash used by investing activities                  (35,351)         (420,817)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments to related party                                         (33,333)          (33,333)
    Net proceeds on note payable - bank                             1,530,000           570,000
                                                                  -----------       -----------
               Net cash provided by financing activities            1,496,667           536,667
                                                                  -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (365,786)         (188,208)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       1,697,767         1,885,975
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $ 1,331,981       $ 1,697,767
                                                                  ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest                                                    $    92,747       $     2,803
      Income taxes                                                        -                 -


See notes to the consolidated financial statements for certain noncash investing and financing activities.

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

               The Company's business is confined to a single industry segment, manufacturing analysis equipment. One of the subsidiaries, Sentex Systems, Inc., is engaged in the business of developing, manufacturing and selling automated gas chromatography devices designed to detect the presence of certain substances by identifying and measuring the concentrations of certain atmospheric vapors. A new subsidiary, Monitek Technologies, Inc. ("Monitek"), was acquired by the Company on November 30, 1996 and designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solid content, color, purity, flow, level and volume of liquids in industrial waste water environments. Monitek GmbH, a wholly-owned subsidiary of Monitek, was formed in Germany to sell and service Monitek's (and now the Company's) products throughout Continental Europe. At November 30, 1997, Monitek GmbH's assets, located in Continental Europe, represent approximately 25% of the Company's total consolidated assets. Monitek is included in the consolidated balance sheet as of the acquisition date (see Note
               3).

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               A. Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. Additionally, the Company's stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the-Counter Bulletin Board which might limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's ability to continue in existence is partly dependent upon its ability to arrange adequate financing and to attain satisfactory levels of operating cash flows. Management believes the Company will probably seek to expand its financing through increased asset based lines of credit, which management believes, but cannot be assured, will be obtainable. Additionally, management believes, but has no assurance, that a principal shareholder of the Company has the ability to and will fund the Company's financing requirements as the Company plans for its future.

               B. Inventories - Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               C. Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the respective assets.

                       When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income or loss for the period. The cost of maintenance and repairs is included in the statements of operations as incurred; significant renewals and betterments are capitalized.

               D. Revenue Recognition - The Company records revenue as products are shipped to customers.

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

               H. Concentration of Credit and Risk Factors - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and equivalents, investments in certificates of deposit and accounts receivable arising from its normal business activities. Concentrations of credit risk with respect to trade receivables are limited, due to the number of customers comprising the Company's customer base and their disposition across different industries and geographic areas. Bad debt expenses have not been material. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of November 30, 1997, the Company had significant cash balances at financial institutions which were in excess of the federally insured limits.

                       The Company operates in an environment with many financial risks, including, but not limited to, its lack of history of profitable operations, the inherent risks associated with new product research and development, the highly competitive nature of the industry in which it operates and worldwide economic conditions. The Company's ability to capitalize on its current and emerging technology and diversity of its operations and products is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds.

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

               J. Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

                       The Company has no current plans to repatriate undistributed earnings of Monitek's foreign subsidiary. Therefore, no tax has been provided to cover the repatriation of such undistributed earnings. The cumulative amount of undistributed earnings for which the Company has not provided United States income taxes is not material.

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

               L. Foreign Currency Translation - The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The functional currency of the Company's German subsidiary is the deutsche mark. All transactions of that subsidiary denominated in currency other than the functional currency are remeasured into the functional currency with the resulting gain or loss included as foreign currency transaction gains or losses as incurred in the accompanying consolidated statements of operations. Assets and liabilities denominated in currencies other than U.S. dollars are translated at year end exchange rates and all statement of operations items are translated at the weighted average exchange rate for the year.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               M. Loss Per Share - Loss per share is calculated using the weighted average number of shares outstanding during the year and additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents.

               N. Factoring of Receivables - Monitek entered into an agreement, in May 1995, pursuant to which it sold certain trade accounts receivable, subject to recourse provisions. Under the terms of the agreement, Monitek retained substantially the same risk of credit loss as if the receivables had not been sold. In 1997, the Company replaced the factoring of Monitek's receivables with traditional receivable financing (lines of credit).

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

                       In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to use the intrinsic value-based method for stock issued to employees. As a result, this standard does not have any effect to the Company's consolidated financial statements other than to require disclosure, beginning in the fiscal year ended November 30, 1997, of the pro forma effect on net income of using the fair value-based method of accounting for stock issued to employees. The Company's outstanding stock options and/or similar equity instruments subject to the requirements of SFAS 123 are not material.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               O.      New Authoritative Pronouncements (Continued)

                       In February 1997, SFAS 128, Earnings per Share and SFAS 129, Disclosure of Information About Capital Structure, were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The Company must adopt these new standards in its first quarter ended February 28, 1998. All prior period earnings per share data will be restated for the adoption of SFAS 128. Management believes the effect of adoption will not be material.

                       In June 1997, SFAS 130, Reporting Comprehensive Income, was issued. SFAS 130 establishes new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company expects that comprehensive income
                       (loss) will not differ materially from net income (loss).

                       In June 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers. The Company must adopt the new standard no later than November 30, 1999.

NOTE 3.        ACQUISITION

               On November 30, 1996, the Company acquired 100% of the outstanding stock of Monitek Technologies, Inc. (see Note 1).

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

               The estimated fair market value of tangible assets and liabilities acquired was $2,650,153 and $2,013,236, respectively. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired (goodwill) was approximately $251,402, which is being amortized on a straight-line basis over 20 years.

               The acquisition of Monitek was accounted for as a purchase and, accordingly, the operating results are included in the Company's consolidated statements of operations beginning December 1, 1996. Unaudited pro forma information relating to the acquisition was included in the notes to the Company's financial statements for the year ended November 30, 1996.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 4.        INVENTORIES

               Inventories consist of the following at November 30, 1997:


                Raw materials                                     $  628,317
                Work-in-process                                      165,681
                Finished goods                                       605,946
                                                                  ----------
                                                                  $1,399,944
                                                                  ==========


NOTE 5.        PROPERTY AND EQUIPMENT

               Property and equipment consist of the following at November 30, 1997:


                Machinery and equipment                             $398,910
                Furniture and fixtures                                52,337
                Leasehold improvements                                21,286
                                                                  ----------
                                                                     472,533
                Less accumulated depreciation and amortization       229,886
                                                                  ----------

                                                                    $242,647
                                                                  ==========


NOTE 6.        ACCRUED LIABILITIES

               Accrued liabilities consist of the following at November 30, 1997:


                Accrued bonuses and other compensation              $151,639
                Accrued commissions                                  257,082
                Accrued pension                                      228,750
                Accrued payroll and related taxes                    106,674
                Accrued professional fees                             52,302
                Other accrued liabilities                             65,488
                                                                  ----------

                                                                    $861,935
                                                                  ==========


NOTE 7.        NOTES PAYABLE - BANK AND OTHER BORROWING ARRANGEMENTS

               The Company has available a revolving credit facility which provides for borrowings of $2,000,000, limited to the collateral amount. The line is collateralized by significantly all of the Company's cash and cash equivalents in the form of 30 day certificates of deposit totalling $1,285,000 at November 30, 1997. Interest is charged at a rate that is .40% per annum in excess of the interest rate paid on its deposit (collateral) accounts. Amounts outstanding under the facility, which expires in June 1998, amounted to $1,200,000 and $570,000 at November 30, 1997 and 1996, respectively.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 7.        NOTES PAYABLE - BANK AND OTHER BORROWING ARRANGEMENTS (CONTINUED)

               Effective September 23, 1997, the Company has available a $1,000,000 demand line of credit secured by the assets of the Company's Chairman of the Board. Interest is charged on a 90 day contract period at the lower of the prime lending rate or LIBOR plus 150 basis points. Interest is payable monthly. Amounts outstanding under the line amounted to $900,000 at November 30, 1997.

               During the year ended November 30, 1997, a principal shareholder and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through September 1997, the shareholder provided the Company a temporary working capital loan in the aggregate principle amount of $250,000 at the prime rate plus 2%.

               Interest expense on notes payable - bank for the years ended November 30, 1997 and 1996 amounted to $92,533 and $2,803, respectively.

NOTE 8.        CONVERTIBLE SUBORDINATED NOTES PAYABLE

               In connection with the acquisition of Monitek on November 30, 1996, the Company issued convertible notes having aggregate face and discounted values of $622,000 and $468,000, respectively. The unsecured notes, which are subordinated to all present and future obligations of the Company, have a stated interest rate of 5.05% per annum and have been discounted using a yield rate of 15% to reflect management's estimate of the fair value of the debt. The carrying value of the notes at November 30, 1997 amounted to $515,000 which reflects the $47,000 amortization of the discount for the year then ended.

               Interest on the notes is payable annually (November 30) in shares of the Company's common stock based on the average of the bid and ask prices of the shares on the last ten trading days prior to the date on which the interest payment is due. Interest expense related to the convertible subordinated notes payable amounted to approximately $31,400 for the year ended November 30, 1997, all of which is accrued at year end. The Company expects to issue approximately 833,200 shares of common stock in satisfaction of the accrued interest. The notes are convertible at various rates ($.0194 and $.0562 on $136,414 and $485,586 of face amount, respectively) averaging $.03 per face amount of debt, into an aggregate of 15,671,969 shares of the Company's common stock. Clarion Capital Corporation is the holder of $609,578 of the convertible notes. Upon conversion, Clarion will receive approximately 15,450,937 common shares.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 8.        CONVERTIBLE SUBORDINATED NOTES PAYABLE (CONTINUED)

               The Company has reserved 18,687,424 of its common shares for the payment of interest on and the conversion of the notes.

NOTE 9.        COMMITMENTS AND CONTINGENCIES

               The Company leases certain equipment and occupies premises under various operating leases, certain of which are with a principal shareholder. Rental expense amounted to approximately $320,400 and $56,800 (of which $57,900 and $56,800 were for related party leases) for the years ended November 30, 1997 and 1996, respectively. Future minimum payments under leases that have initial or remaining terms in excess of one year are as follows at November 30, 1997:


                         1998                             $271,400
                         1999                              183,900
                         2000                               19,600
                         2001                                6,200
                         2002                                5,300
                                                          --------

                                                          $486,400
                                                          ========


NOTE 10. STOCK INCENTIVE PLAN

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 10. STOCK INCENTIVE PLAN (CONTINUED)

               Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners: (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or
               (c) a combination of cash and shares of common stock. As of November 30, 1997, the Company has not granted any awards under the Incentive Plan.

               Stock options outstanding at November 30, 1996 consisted of Monitek stock options that were automatically converted, at the date of acquisition (see Note 3), into options to purchase 2,583,110 of the Company's common shares at an average exercise price of $.1038 per share and a range of $.0725 to $.1812 per share. During the year ended November 30, 1997, 35,000 shares under option were forfeited and 100,000 shares under option expired by their terms but were extended for an additional 18 months with an exercise price equal to the original exercise price of $.1812 per share. The fair value of the extended options under SFAS 123 was not material. The options outstanding to purchase 2,341,700 shares of the Company's common stock (as of November 30, 1997) have an average exercise price of $.1045 per share, an exercise price range of $.0725 to $.1812 per share and expire in varying amounts between August 1998 and March 2000.

NOTE 11. PROFIT-SHARING PLAN

               The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 1997 and 1996.

NOTE 12. INCOME TAXES

               As referred to in Note 1, the Company utilizes SFAS 109, Accounting for Income Taxes. A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:


                                                                1997      1996
                                                                ----      ----
                Expected federal income tax benefit at
                    the statutory rate                          (34.0)%  (34.0)%

                Increase in taxes resulting from:
                    Effect of operating loss for which no tax
                      carrybacks are available                   33.6     33.5
                    Other                                         0.4      0.5
                                                                -----    -----
                                                                   - %      - %
                                                                =====    =====

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 12.       INCOME TAXES (CONTINUED)

               The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:


                                                              1997       1996
                                                              ----       ----
                Deferred tax assets:
                    Allowance for doubtful accounts and
                      miscellaneous other                   $ (8,800)  $ (8,000)
                    Net operating loss carryforward          919,000    340,000
                                                            --------   --------
                          Total gross deferred tax assets    910,200    332,000
                    Less valuation allowance                 910,200    332,000
                                                            --------   --------
                          Net deferred tax assets           $   -      $   -
                                                            ========   ========


               The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

               The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 1997 and 1996, the Company recorded increases of $578,200 and $290,000, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

               At November 30, 1997, the Company had approximately $8,942,000 of net operating loss carryforwards available to offset future federal taxable income. The federal net operating loss carryforwards expire at various dates through 2012. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that are subject to limitations as a result of these provisions.

NOTE 13. RELATED PARTY TRANSACTIONS

               Effective March 1, 1996, the Company entered into a management agreement with an affiliate and significant shareholder, CPS Capital, Ltd., to perform management and executive services at an annual fee of $193,800, payable ratably each month, plus any reasonable "out-of-pocket" expenses. On June 24, 1996, the management agreement was amended and restated in order for CPS Capital, Ltd. to extend its management services at an annual fee of $393,800. For the years ended November 30, 1997 and 1996, management fees incurred under the agreement amounted to $393,800 and $145,350, respectively, and have been included as selling, general and administrative expenses in the statements of operations. Approximately $197,000 of the management fees were unpaid and are included in accrued liabilities on the Company's balance sheet.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 13. RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

               The Company operates in one industry segment as described in Note
               1. Sales and operating losses for the year ended November 30, 1997, and identifiable assets classified by the major geographic areas in which the Company operates, are as follows:

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)


             Sales to unaffiliated customers:
                 United States
                   Domestic                                       $  2,465,606
                   Export sales (including approximately
                     $500,000 to Japan and $468,000 to
                     South Korea)                                    1,369,700
                 Continental Europe                                  3,669,348
             Intercompany transfers                                    609,171
             Eliminations                                             (609,171)
                                                                  ------------

             Net sales                                               7,504,654

             Operating loss:
                 United States                                      (1,546,507)
                 Continental Europe                                    (46,460)
                                                                  ------------

             Total operating loss                                   (1,592,967)

             Interest expense                                         (172,201)

             Other expense, net                                        (44,672)
                                                                  ------------

             Loss before income tax expense                       $ (1,809,840)
                                                                  ============


             Identifiable assets:
                 United States                                    $  3,528,239
                 Continental Europe                                  1,147,633
                                                                  ------------

             Total assets                                         $  4,675,872
                                                                  ============


NOTE 15. SUBSEQUENT EVENT (UNAUDITED)

             In March 1998, management proposed a board resolution to allow the holder of the Company's convertible subordinated notes payable to convert its notes immediately without regard to restrictions thereon in the hopes of reducing the amount of the Company's debt. The holder has agreed in principle to convert the notes if CPS Capital, Ltd. ("CPS") purchases the common shares that would be held by the holder following conversion. CPS has agreed in principle to purchase the common shares for approximately $230,000. These transactions are subject to entering into definitive agreements.

             As described in Note 13, the Company has a management agreement with CPS. In March 1998, CPS and the Company agreed that the unpaid management fees as of November 30, 1997, which totaled approximately $197,000, and the fee for fiscal 1998, which will be reduced to $250,000,, may be paid at some future time in the form of common shares rather than cash, to the extent permitted under the New Jersey Shareholder Protection Act.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 15.  SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

            In March 1998, the Company purchased Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line that is currently under development and, upon completion, is intended to be folded into the Monitek product line. The acquisition is not material to the overall business of the Company. The acquisition of Cypress by the Company will result in the Company being obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $530,000 over the next four fiscal years, with over $250,000 of such amounts potentially being payable in fiscal 1998. CPS has assured the Company that it will arrange or provide the financing required to fund the acquisition of Cypress.