Form 10QSB
period 1998-02-28
SENTEX SENSING TECHNOLOGY INC
filed 1998-04-10
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to

                         Commission File Number 0-13328

                         SENTEX SENSING TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                   22-2333899
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1801 East Ninth Street, Cleveland OH                                  44114
---------------------------------------                         ---------------
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code (216) 687-9133

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     NOVEMBER 30, 1997 AND FEBRUARY 28, 1988



                                                  NOVEMBER 30,     FEBRUARY 28,
                                                      1997             1998
                                                   (AUDITED)         (UNAUDITED)
                                                   ---------         -----------
         ASSETS
         ------

CURRENT ASSETS:
  Cash and cash equivalents                        $1,331,981       $1,279,823
  Accounts receivable                               1,248,187          898,433
  Inventories                                       1,399,944        1,441,284
  Other current assets                                164,920          238,311
  Income tax refunds                                   16,000           16,000
                                                  -----------       ----------

  TOTAL CURRENT ASSETS                              4,161,032        3,873,851

EQUIPMENT AND IMPROVEMENTS - [Net of
  Accumulated Depreciation and Amortization]          242,647          236,762

OTHER ASSETS
  Goodwill                                            238,833          235,691
  Deposits and other assets                            33,360           29,685
                                                  -----------       ----------

  TOTAL ASSETS                                     $4,675,872       $4,375,989
                                                   ==========       ==========




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET (CONT'D)
                     NOVEMBER 30, 1997 AND FEBRUARY 28, 1988


                                                          NOVEMBER 30,       FEBRUARY 28,
                                                             1997               1998
                                                          (AUDITED)          (UNAUDITED)
                                                          ---------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Bank loans                                             $ 2,100,000        $ 2,180,400
  Accounts payable                                           857,937          1,171,517
  Accrued expenses and other current liabilities             861,935            648,853
  Due to related party                                        33,333             33,333
                                                         -----------        -----------

  TOTAL CURRENT LIABILITIES                                3,853,205          4,034,103
                                                         -----------        -----------

LONG-TERM DEBT
   Convertible subordinated notes payable                    515,000            527,750
                                                         -----------        -----------

   TOTAL LONG-TERM DEBT                                      515,000            527,750
                                                         -----------        -----------

STOCKHOLDERS' EQUITY:
  Common stock, no par value, authorized
     200,000,000 shares, issued 87,865,762 shares,
      outstanding 78,919,762 shares                        2,153,489          2,153,489
   Accumulated deficit                                    (1,554,555)        (2,051,858)
   Treasury shares at cost                                  (313,218)          (313,218)
   Cumulative translation adjustment                          21,951             25,723
                                                         -----------        -----------

  TOTAL STOCKHOLDERS' EQUITY                                 307,667           (185,864)
                                                         -----------        -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 4,675,872        $ 4,375,989
                                                         ===========        ===========





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
              MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                   [UNAUDITED]



                                                     THREE MONTHS ENDED
                                                     ------------------
                                                FEBRUARY 28        FEBRUARY 28
                                                -----------        -----------
                                                   1 9 9 8             1 9 9 7
                                                -----------        -----------
Net sales                                      $  1,350,272        $  1,809,898

Cost of sales                                       707,954             858,302
                                               ------------        ------------

       Gross profit                                 642,318             951,596

Selling, General and Administrative               1,024,313           1,257,892
  Research and Development                           72,504              89,140
                                               ------------        ------------

      Operating loss                               (454,499)           (395,436)
                                               ------------        ------------

Other income (expense)
       Interest income                               15,092              18,361
       Other income                                   2,317              13,020
       Interest expense                             (52,428)            (16,057)
       Foreign currency transaction loss             (7,785)            (63,830)
                                               ------------        ------------

         Loss before income tax expense            (497,303)           (443,942)

Provision for income taxes                                0                   0
                                               ------------        ------------

       Net loss                                $   (497,303)       $   (443,942)
                                               ============        ============


Net loss per share                             $      (0.01)       $      (0.01)
                                               ============        ============

Weighted Average Number of
  Shares Outstanding                             78,919,762          78,919,762
                                               ============        ============



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
              MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1987
                                   [UNAUDITED]

                                                                                            THREE MONTHS ENDED
                                                                                    FEBRUARY 28          FEBRUARY 28
                                                                                    -----------          -----------
                                                                                         1998                 1997
                                                                                    -----------          -----------
OPERATING ACTIVITIES:
Net loss                                                                             $  (497,303)       $  (443,942)
Adjustments to reconcile net [loss] income to net cash
   Provided by [used in] operating activities:
   Depreciation and amortization                                                          15,041             31,879
   Provision for bad debt                                                                      0              7,251
Change in assets and liabilities:
    [Increase] decrease in:
      Accounts receivable                                                                349,754            (43,628)
      Inventories                                                                        (41,340)            75,000
      Other current assets                                                               (73,391)            15,073
      Other assets                                                                         1,684                  0
Increase [decrease] in:
      Accounts payable                                                                   313,580           (248,077)
      Accrued expenses and other current liabilities                                    (200,332)          (133,872)
      Income taxes payable                                                                     0                  0
      Currency translation adjustment                                                      3,772             18,914
                                                                                     -----------        -----------

    TOTAL ADJUSTMENTS                                                                    368,768           (277,460)
                                                                                     -----------        -----------

  NET CASH USED BY OPERATING ACTIVITIES                                                 (128,535)          (721,402)
                                                                                     -----------        -----------

INVESTING ACTIVITIES:
  Acquisition of equipment and improvements                                               (4,023)            (1,980)
                                                                                     -----------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                                     (4,023)            (1,980)
                                                                                     -----------        -----------

FINANCING ACTIVITIES:
  Net proceeds on note payable - bank                                                     80,400            745,000
  Net decrease in factoring of accounts receivable                                             0            (76,948)
                                                                                     -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 80,400            668,052
                                                                                     -----------        -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (52,158)           (55,330)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                      1,331,981          1,697,767
                                                                                     -----------        -----------

  CASH AND CASH EQUIVALENTS - END OF PERIODS                                         $ 1,279,823        $ 1,642,437
                                                                                     ===========        ===========

    See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal, recurring accruals and prepayments] necessary to present fairly the financial position at February 28, 1998 and the results of operations and cash flows for the three months ended February 28, 1998 and February 28, 1997.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997 (Commission File No. 2-13328).

[2] The results of operations for the three months ended February 28, 1998 and February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:


                      February 28,
                      ------------
                          1998
                      ------------
Raw Materials         $    532,488
Work-in-Process            193,452
Finished Goods             715,344
                      ------------
   Total              $  1,441,284


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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

The Company also intends to acquire other businesses that may be unrelated to its present activities and is presently investigating such opportunities. As of March 31, 1998 the Company had not entered into a firm commitment for any such transaction.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


FINANCIAL CONDITION

                     CAUTIONARY STATEMENT FOR PURPOSES OF THE
                      "SAFE HARBOUR" OF THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995.

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Quarterly Report on Form 10-QSB, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all businesses, as well as matters that are specific to the Company and the markets it serves.

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

Working capital decreased to a negative $160,000 at February 28, 1998 as compared to $1,595,000 as of February 28, 1997. Current liabilities as of February 28, 1998, include $260,000 owed to CPS for management fees and the Company and CPS have agreed that such fees are not payable in the short term and that they may be paid at some future time in the form of Common Shares rather than cash, to the extent permitted under the New Jersey Shareholder Protection Act. The decrease in working capital is primarily due to the losses sustained by the Company during the last three quarters of Fiscal 1997 and the first quarter of Fiscal 1998. Cash and cash equivalents equaled approximately $1,280,000 as of February 28, 1998, $1,252,000 of which has been pledged to secure current borrowings on a line of credit. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1997, the Company's recurring losses from operations and the

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS (CONT'D)

resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's immediate working capital needs, the Company has established two bank lines of credit and has borrowed an aggregate of $2,180,400 as of February 28, 1998 as compared to $1,315,000 in borrowings as of February 28, 1997. The primary use of the additional proceeds was to fund operating losses incurred during the past year. As of February 28, 1998, borrowings under one bank line of credit were $1,200,000, and were secured by cash balances of the Company. The other bank line of credit is for a maximum of $1,000,000 and is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. Borrowings under this line of credit totaled $980,400 as of February 28, 1998. From time to time, CPS has provided the Company with temporary working capital loans and, as of March 31, 1998, there was an outstanding borrowing of $300,000 on such loans. The Company anticipates the need to raise additional funds during fiscal 1998 to fund its working capital needs that presently cannot be funded through the operations of the Company. In this regard, the Company will probably seek to expand its borrowings through increased asset based lines of credit, which the Company cannot be assured it will be able to obtain. In the event that additional sources of outside financing cannot be attained, CPS has indicated to the Company that it will continue to fund the operations of the Company through additional working capital loans to the Company. The acquisition of Cypress by the Company will result in the Company being obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $530,000 over the next four fiscal years, with over $250,000 of such amounts potentially being payable in fiscal 1998. CPS has assured the Company that it will arrange or provide the financing required to fund the acquisition of Cypress. Although CPS and Mr. Kendall have expressed their commitment to provide the financial resources necessary to fund the Company's operations until a turnaround occurs, there are no formal agreements in place pertaining to the financial commitment of CPS and Mr. Kendall. Consequently, there can be no assurance that CPS or Mr. Kendall will continue to provide loans to the Company or security for future lines of credit. There are currently no material commitments anticipated for capital expenditures during fiscal 1998. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company may need to seek additional financing.

To address the Company's working capital needs on a more long-term basis, the Company will attempt to generate cash from internal operations of the Company. As anticipated in the Registration Statement containing the Joint Proxy/Prospectus that was filed in connection with the Merger, however, the Company has been unable to generate a profit during its first fiscal year of operating the Sentex and Monitek as a combined company and there can be no assurance that the Company will generate a

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


positive cash flow in fiscal 1998. The Company has, however, combined certain aspects of the two companies during fiscal 1997 such as, realigning and restaffing management and achieving some economies of scale that have resulted in a modest reduction in selling, general and administrative expenses. Despite these achievements, the ultimate profitability of the Company still depends, in large part, on further reducing expenses and combining certain other aspects of Sentex's and Monitek's businesses. One aspect of combining the companies that was not achieved as well as anticipated by management during fiscal 1997 was the attempt to integrate the sale of Sentex products into Monitek's distribution channels. In order to rectify this situation, the Company has determined that it will have to provide the Monitek sales representatives, who are independent agents, additional and more specific training about the Sentex products, which are very technical in nature and tend to be rather difficult to describe. While no assurances can be made that the Merger will result in the Company becoming profitable again, the Company believes that it is now, and upon the completion of additional training of the Monitek representatives will be, in a much better position to take advantage of the established manufacturer representative relationships and expanded industry and market exposure, which were considered to be Monitek's primary strengths prior to the Merger.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS (CONT'D)


RESULTS OF OPERATIONS

Quarter  Ended February 28, 1998 Compared to Quarter Ended February 28, 1997

The Company's net sales decreased by 25%, to $1,350,000 for the three months ended February 28, 1998 ("Fiscal 1998 Three Months") from $1,810,000 for the three months ended February 28, 1997 ("Fiscal 1997 Three Months"). Sales of Sentex products decreased by $15,000, or 9%, primarily as a result of the Company's inability to effectively integrate the sale of Sentex products into Monitek's distribution channels, as noted above. Monitek's domestic sales decreased by $129,000, or 26% and export sales from the United States decreased by $30,000, or 19%, primarily as a result of the nature of incoming customer orders during the periods. Under normal circumstances, Monitek is able to provide delivery of the majority of its products within four to six weeks from the date of order. However, during the Fiscal 1998 Three Months, several large orders were received for product configurations that required special components and/or handling, which added considerably to the lead time. As a result, Monitek's backlog of unshipped customer orders increased from $233,000 at the beginning of the Fiscal 1998 Three Months to $425,000 at the end of the period. Sales to Continental Europe by Monitek GmbH decreased by $370,000 from the Fiscal 1997 Three Months to the Fiscal 1998 Three Months, primarily as a result of weakness in the European economy and an increase in the value of the U.S. Dollar relative to the German Deutsche Mark (the "DM"). The actual decrease in sales in Monitek GmbH's native currency, the DM, was 23% but the decrease in U.S. Dollars, after converting the sales figures by the average exchange rate for each period, amounted to 31%.

Cost of goods sold, as a percentage of sales, increased to 52% for the Fiscal 1998 Three Months from 47% for the Fiscal 1997 Three Months, primarily as a result of the decrease in sales without a corresponding reduction in direct labor and factory overhead. Direct material costs increased to 37% for the Fiscal 1998 Three Months from 36% for the comparable Fiscal 1997 period, primarily as a result of a change in product mix, while labor and overhead increased to 15% from 11%.

Selling, general and administrative expenses decreased to $1,024,000 for the Fiscal 1998 Three Months from $1,258,000 for the Fiscal 1997 Three Months. Sales commissions decreased to $210,000 from $272,000 as a direct result of the decrease in net sales. Cost reduction measures in the U.S., which were implemented by management during the second half of Fiscal 1997, resulted in a decrease of approximately $90,000 for the Fiscal 1998 Three Months as compared to the Fiscal 1997 Three Months. Expenses at Monitek GmbH decreased by $83,000, of which $43,000 can be attributed to the fluctuation in currency exchange rates during the two periods.

Research and development expenses decreased to $73,000 for the Fiscal 1998 Three Months to $89,000 for the Fiscal 1997 Three Months, primarily as a result of a decrease in activities by outside consultants.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS (CONT'D)


Operating losses increased to $454,000 for the Fiscal 1998 Three Months from $395,000 for the Fiscal 1997 Three Months, primarily as a result of the decrease in sales and the increase in cost of goods sold, as a percentage of sales, partially offset by the decreases in selling, general and administrative expenses and research and development expenses.

Interest expense increased to $52,000 for the Fiscal 1998 Three Months from $16,000 for the Fiscal 1997 Three Months as a result of increased bank and other borrowings.

Foreign currency transactions between Monitek and its German subsidiary resulted in losses of $8,000 for the Fiscal 1998 Three Months and $64,000 for the Fiscal 1997 Three Months as a result of fluctuations in the value of the U.S. Dollar relative to the DM.

Net losses increased to $497,000 for the Fiscal 1998 Three Months to $444,000 for the Fiscal 1997 Three Months, primarily as a result of the increases in operating losses and interest expense, partially offset by the decrease in foreign currency exchange losses.

CHANGES IN ACCOUNTING STANDARDS

In February 1997, SFAS 128, Earnings per Share and SFAS 129, Disclosure of Information About Capital Structure, were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The Company has adopted these new standards in the current fiscal year and the affect of the adoption was not material.

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

                                OTHER INFORMATION


Exhibits and Reports on Form 8-K

(a)     No exhibits are filed herewith.

(b) During the quarter ended February 28, 1998, the Company filed no reports on Form 8-K.




                                    SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:   April 10, 1998           SENTEX SENSING TECHNOLOGY, INC.


                                 By: s/ Robert S. Kendall
                                     -------------------------------------------
                                     Robert S. Kendall, Chief Executive Officer


                                     s/ James S. O'Leary
                                     -------------------------------------------
                                     James S. O'Leary, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit #         Description
---------         -----------

   27.1           Financial Data Schedule