Form 10QSB
period 1998-05-31
SENTEX SENSING TECHNOLOGY INC
filed 1998-07-15
CIK 729599

                                   FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----------------------------------------------------------------------
    EXCHANGE ACT OF 1934
    --------------------

For the quarterly period ended          May 31, 1998
----------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from          to

Commission File Number  0-13328
                        ---------------

                         SENTEX SENSING TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  New Jersey                                                  22-2333899
-------------------------------                  ------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
incorporation or organization)

  1801 East Ninth Street, Cleveland, Ohio                                  44114
  ----------------------------------------                              ----------
  (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (216)687-9133
                                                    --------------

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

                                    Yes          No
                                        -----       -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,514,911.
                                           -----------

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 1997 AND MAY 31, 1998


                                                                NOVEMBER 30,   MAY 31,
                                                                   1997         1998
                                                                (AUDITED)     (UNAUDITED)
                                                                ---------     -----------
      ASSETS
      ------

CURRENT ASSETS:
   Cash and cash equivalents                                    $1,331,981    $1,240,035
   Accounts receivable                                           1,248,187     1,076,554
   Inventories                                                   1,399,944     1,360,406
   Other current assets                                            164,920       206,077
   Income tax refunds                                               16,000        16,000
                                                                ----------    ----------

   TOTAL CURRENT ASSETS                                          4,161,032     3,899,072

EQUIPMENT AND IMPROVEMENTS - [NET
   OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION]                                                   242,647       225,700

OTHER ASSETS
  Goodwill and other intangibles                                   238,833       767,605
  Deposits and other assets                                         33,360        26,694
                                                                ----------    ----------

   TOTAL ASSETS                                                 $4,675,872    $4,919,071
                                                                ==========    ==========




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 1997 AND MAY 31, 1998


                                                                NOVEMBER 30,      MAY 31,
                                                                   1997            1998
                                                                (AUDITED)       (UNAUDITED)
                                                                ---------       -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

CURRENT LIABILITIES:
   Bank loans                                                   $ 2,100,000     $ 2,195,400
   Accounts payable                                                 857,937         838,597
   Accrued expenses and other current liabilities                   861,935         877,637
   Due to related party                                              33,333         551,000
                                                                -----------     -----------

   TOTAL CURRENT LIABILITIES                                      3,853,205       4,462,634
                                                                -----------     -----------

LONG-TERM DEBT
   Convertible subordinated notes payable                           515,000          10,810
   Other Accrued Expenses                                               ---         335,049
                                                                -----------     -----------

   TOTAL LONG-TERM DEBT                                             515,000         345,859
                                                                -----------     -----------

STOCKHOLDERS' EQUITY:
    Common stock, no par value, authorized
      200,000,000 shares, issued 87,865,762
      and 109,460,911 shares, outstanding
      78,919,762 and 100,514,911 shares,
      respectively                                                2,153,489       2,880,079
    Accumulated deficit                                          (1,554,555)     (2,480,058)
    Treasury shares at cost, 8,946,000 shares                      (313,218)       (313,218)
    Cumulative translation adjustment                                21,951          23,775
                                                                -----------     -----------

   TOTAL STOCKHOLDERS' EQUITY                                       307,667         110,578
                                                                -----------     -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 4,675,872     $ 4,919,071
                                                                ===========     ===========





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   ------------------                ----------------
                                               MAY 31,          MAY 31,          MAY 31,          MAY 31,
                                            ------------     ------------     ------------     ------------
                                                1998             1997             1998             1997
                                            ------------     ------------     ------------     ------------

Net sales                                   $  1,624,552     $  2,057,242     $  2,974,824     $  3,867,140

Cost of sales                                    812,118          993,002        1,520,072        1,851,304
                                            ------------     ------------     ------------     ------------

       Gross profit                              812,434        1.064.240        1,454,752        2,015,836

Selling, General and Admin                     1,122,609        1,290,301        2,146,922        2,548,193
Research and Development                          79,044           97,890          151,548          187,030
                                            ------------     ------------     ------------     ------------

       Operating loss                           (389,219)        (323,951)        (843,718)        (719,387)
                                            ------------     ------------     ------------     ------------

Other income (expense)
       Interest income                            20,366           12,168           35,458           30,529
       Other income                                6,081            9,822            8,398           22,842
       Interest expense                          (68,690)         (13,264)        (121,118)         (35,511)
       Foreign currency transaction loss           3,262          (28,695)          (4,523          (82,113)
                                            ------------     ------------     ------------     ------------

          Loss before income tax expense        (428,200)        (343,920)        (925,503)        (783,640)

Provision for income taxes                             0            5,988                0            5,988
                                            ------------     ------------     ------------     ------------

       Net loss                             $   (428,200)    $   (349,908)    $   (925,503)    $   (789,628)
                                            ============     ============     ============     ============


Net loss per share                          $      (0.01)    $          0     $      (0.01)    $      (0.01)
                                            ============     ============     ============     ============

Weighted Average Number of
   Shares Outstanding                         82,518,953       78,919,762       80,719,358       78,919,762
                                            ============     ============     ============     ============





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                    SIX MONTHS ENDED
                                                                MAY 31,          MAY 31,
                                                                -------          -------
                                                                 1998             1997
                                                                -------          -------
OPERATING ACTIVITIES:
   Net loss                                                  $  (925,503)    $  (789,628)
   Adjustments to reconcile net [loss] income to net cash
     Provided by [used in] operating activities:
      Depreciation and amortization                               32,807          48,642
   Change in assets and liabilities:
     [Increase] decrease in:
       Accounts receivable                                       171,633        (445,578)
       Inventories                                                39,538         192,062
       Other current assets                                      (38,473)         33,506
     Increase [decrease] in:
       Accounts payable                                          177,560          47,184
       Accrued expenses and other current liabilities           (158,798)       (254,954)
       Currency translation adjustment                             1,824          22,962
                                                             -----------     -----------

     TOTAL ADJUSTMENTS                                           226,091        (356,176)
                                                             -----------     -----------

   NET CASH USED BY OPERATING ACTIVITIES                        (699,412)     (1,145,804)
                                                             -----------     -----------

INVESTING ACTIVITIES:
   Acquisition of equipment and improvements                      (5,601)              0
   Payment to prior shareholder                                  (33,333)        (33,333)
                                                             -----------     -----------

NET CASH USED BY INVESTING ACTIVITIES                            (38,934)        (33,333)
                                                             -----------     -----------
FINANCING ACTIVITIES:
   Net proceeds on note payable - bank                            95,400         865,000
   Net proceeds on note payable - related party                  551,000         250,000
   Net decrease in factoring of accounts receivable                    0         (76,948)
                                                             -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        646,400       1,038,052
                                                             -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (91,946)       (141,085)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS              1,331,981       1,697,767
                                                             -----------     -----------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                $ 1,240,035     $ 1,556,682
                                                             ===========     ===========

     See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at May 31, 1998 and the results of operations and cash flows for the six months ended May 31, 1998 and May 31, 1997.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997 (Commission File No. 2-13328).

[2] The results of operations for the six months ended May 31, 1998 and May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                              MAY 31,
                                              -------
                                                1998
                                                ----

               Raw Materials                 $  493,827
               Work-in-Process                  186,245
               Finished Goods                   680,334
                                             ----------

                  Total                      $1,360,406
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

[6] ACQUISITIONS

In March 1998, the Company purchased Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line that is currently under development and, upon completion, is intended to be folded into the Monitek product line. The acquisition is not material to the overall business of the Company. The acquisition of Cypress by the

Company may result in the Company being obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over the next four fiscal years, with over $200,000 of such amounts potentially being payable in fiscal 1998.



[7] STOCKHOLDERS' EQUITY

On May 15, 1998, Clarion Capital Corporation ("Clarion") converted two convertible notes in the aggregate principal amount of $609,558 into an aggregate number of 16,569,404 Common Shares of the Company. Immediately thereafter, CPS Capital Ltd. ("CPS") purchased all 16,569,404 Common Shares from Clarion for $230,000.

In addition, on May 15, 1998, CPS and the Company entered into the Second Amended and Restated Management Services Agreement, pursuant to which CPS agreed to accept 5,025,745 Common Shares in lieu of accrued management fees equaling $196,900. All the shares acquired by CPS were acquired for investment purposes.

[8] SUBSEQUENT EVENTS

Sales of Sentex products have not been successfully integrated into Monitek's distribution channels, which has resulted in a further drop-off of Sentex sales and even larger losses in this segment of the business. As a result, the Company's management has determined that the Company's best course of action will be to divest itself of the Sentex operation, which has generated less than 15% of the Company's revenues for the last eighteen months, while suffering 54% of the Company's losses, as reported. Currently, the Company is engaged in discussions with Amos Linenberg, a former director of the Company and a current executive officer of the Company to sell Sentex to Mr. Linenberg. As of July 13, 1998, no definitive agreement had been reached. Mr. Linenberg was also one of the principle shareholders of the Company prior to CPS's acquisition of its interest in the Company. In the event the Company and Mr. Linenberg are unable to complete a sale of Sentex to Mr. Linenberg, the Company intends to discontinue the operations of Sentex. Although the Company has not selected a final date for the terminations of operations of Sentex, the Company currently anticipates that if the operations of Sentex were discontinued, they would be discontinued prior to the next fiscal quarter.

In June 1998, the Company increased its existing $1,000,000 bank line of credit to $2,000,000. The Company's management believes that the increase in this line of credit, which is secured by a personal guarantee, of Robert S. Kendall, the Chairman of the Company, will satisfy the company's working capital needs at least through the remainder of fiscal 1998.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The Company formed two wholly owned subsidiaries, Sentex Systems, Inc., and Sentex Acquisitions Corp. on May 31, 1991, to separate the present operations of the Company into a subsidiary to continue the business of designing, developing and marketing gas chromatographic devices, and a subsidiary to develop and acquire new investment opportunities.

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

Hereinafter the "Company" shall refer to Sentex Sensing Technology, Inc. and its three wholly owned subsidiaries, Monitek, Sentex Acquisition Corp. and Sentex Systems, Inc. ("Sentex").

Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments. Monitek's current line of products, which are based on optical, acoustic, magnetic and ultrasonic technologies, have been specially adapted for various applications in the chemical and petrochemical, food and beverage, water treatment, pulp and paper, and bio-technology and pharmaceutical industries, where their abilities to withstand high temperature, extremes in pressure and corrosive environments are important factors. Monitek's products are currently sold world-wide.

Sentex is engaged in the business of developing, manufacturing and selling automated devices designed to identify and measure the concentrations of certain chemicals in air, water and soil. Since the Merger, sales of Sentex products have represented less than 15% of the total revenues of the Company.

In March 1998, the Company purchased Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line that is currently under development and, upon completion, is intended to be folded into the Monitek product line. The acquisition is not material to the overall business of the Company.

The Company also intends to acquire other businesses that may be unrelated to its present activities and is presently investigating such opportunities. As of June 30, 1998, the Company had not entered into a firm commitment for any such transaction.

FINANCIAL CONDITION
-------------------

Working capital decreased to a negative $564,000 at May 31, 1998 as compared to $308,000 as of November 30, 1997. The decrease in working capital is primarily due to the losses sustained by the Company during the first half of Fiscal 1998 and the accrued expense incurred in connection with an acquisition discussed below. Cash and cash equivalents equaled approximately $1,240,000 as of May 31, 1998, $1,200,000 of which has been pledged to secure current borrowings on a line of credit. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1997, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's immediate working capital needs, the Company has established two bank lines of credit and has borrowed an aggregate of $2,195,400 as of May 31, 1998 as compared to $1,435,000 in borrowings as of May 31, 1997. The primary use of the additional proceeds was to fund operating losses incurred during the past year. As of May 31, 1998, borrowings under one bank line of credit were $1,200,000, and were secured by cash balances of the Company. The other bank line of credit, as of May 31, 1998, was for a maximum of $1,000,000, but in June 1998, the bank agreed to increase the line to $2,000,000. The Company's management believes that the increase in this line of credit, which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company, will satisfy the Company's working capital needs at least through the remainder of fiscal 1998. Borrowings under this line of credit totaled $995,400 as of May 31, 1998. From time to time, CPS has provided the Company with temporary working capital loans and, as of May 31, 1998, there was an outstanding borrowing of $551,000 on such loans. The acquisition of Cypress by the Company will result in the Company being obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over the next four fiscal years, with over $200,000 of such amounts potentially being payable in Fiscal 1998. CPS has assured the Company that it will arrange or provide the financing required to fund the acquisition of Cypress. There are currently no material commitments anticipated for capital expenditures during fiscal 1998. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company may need to seek additional financing.

To address the Company's working capital needs on a more long-term basis, the Company will attempt to generate cash from internal operations of the Company. As anticipated in the Registration Statement containing the Joint Proxy/Prospectus that was filed in connection with the Merger, however, the Company has been unable to generate a profit during its first year and one-half of operating Sentex and Monitek as a combined company and there can be no assurance that the Company will generate a positive cash flow for the remainder of Fiscal 1998. The Company has combined certain aspects of the two companies such as realigning and re-staffing management, which has resulted in a modest reduction in selling, general and administrative

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


expenses. Despite these achievements, the ultimate profitability of the Company still depends, in large part, on further reducing expenses. Sales of Sentex products have not been successfully integrated into Monitek's distribution channels, which has resulted in a further drop-off of Sentex sales and even larger losses in this segment of the business. As a result, the Company's management has determined that the Company's best course of action will be to divest itself of the Sentex operation, which has generated less than 15% of the Company's revenues for the last eighteen months, while suffering 54% of the Company's losses, as reported. Currently, the Company is engaged in discussions with Amos Linenberg, a former director of the Company and a current executive officer of the Company to sell Sentex to Mr. Linenberg. As of July 8, 1998, no definitive agreement had been reached. Mr. Linenberg was also one of the principle shareholders of the Company prior to CPS's acquisition of its interest in the Company. In the event the Company and Mr. Linenberg are unable to complete a sale of Sentex to Mr. Linenberg, the Company intends to discontinue the operations of Sentex. Although the Company has not selected a final date for the terminations of operations of Sentex, the Company currently anticipates that if the operations of Sentex were discontinued, they would be discontinued prior to the next fiscal quarter.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


RESULTS OF OPERATIONS
---------------------

Six Months Ended May 31, 1998 Compared to Six Months Ended May 31, 1997

The Company's net sales decreased by 23%, from $3,867,000 for the six months ended May 31, 1997 ("Fiscal 1997 Six Months") to $2,975,000 for the six months ended May 31, 1998 ("Fiscal 1998 Six Months"). Sales of Sentex products decreased by $192,000, or 40%, primarily as a result of the Company's inability to effectively integrate the sale of Sentex products into Monitek's distribution channels, as noted above. Monitek's domestic sales decreased by $7,000, or less than 1%, while export sales from the United States decreased by $278,000, or 63%, as a result of a very sharp drop-off of orders from Asian countries, primarily Japan. Sales to Continental Europe by Monitek GmbH decreased by $415,000 from the Fiscal 1997 Six Months to the Fiscal 1998 Six Months, primarily as a result of weakness in the European economy and an increase in the value of the U.S. Dollar relative to the German Deutsche Mark (the "DM"). The actual decrease in sales in Monitek GmbH's native currency, the DM, was 14% but the decrease in U.S. Dollars, after converting the sales figures by the average exchange rate for each period, amounted to 21%.

Cost of goods sold, as a percentage of sales, increased to 51% for the Fiscal 1998 Six Months from 48% for the Fiscal 1997 Six Months, primarily as a result of the decrease in sales without a corresponding reduction in direct labor and factory overhead. Direct labor and overhead increased to 14% of net sales for the Fiscal 1998 Three Months from 11% for the comparable Fiscal 1997 period, while material costs remained constant at 37% of net sales.

Selling, general and administrative expenses decreased to $2,147,000 for the Fiscal 1998 Six Months from $2,548,000 for the Fiscal 1997 Six Months. Sales commissions decreased to $494,000 from $580,000 as a direct result of the decrease in net sales. Cost reduction measures in the U.S., which were implemented by management during the second half of Fiscal 1997, resulted in a decrease of approximately $180,000 for the Fiscal 1998 Six Months as compared to the Fiscal 1997 Six Months. Expenses at Monitek GmbH decreased by $139,000, of which $45,000 can be attributed to the fluctuation in currency exchange rates during the two periods.

Research and development expenses decreased to $152,000 for the Fiscal 1998 Six Months from $187,000 for the Fiscal 1997 Six Months, primarily as a result of a decrease in activities by outside consultants.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


Operating losses increased to $844,000 for the Fiscal 1998 Six Months from $719,000 for the Fiscal 1997 Six Months, primarily as a result of the decrease in sales and the increase in cost of goods sold, as a percentage of sales, partially offset by the decreases in selling, general and administrative expenses and research and development expenses.

Interest expense increased to $121,000 for the Fiscal 1998 Six Months from $36,000 for the Fiscal 1997 Six Months as a result of increased bank and other borrowings.

Foreign currency transactions between Monitek and its German subsidiary resulted in losses of $5,000 for the Fiscal 1998 Six Months and $82,000 for the Fiscal 1997 Six Months as a result of fluctuations in the value of the U.S. Dollar relative to the DM.

Net losses increased to $925,000 for the Fiscal 1998 Six Months from $790,000 for the Fiscal 1997 Six Months, primarily as a result of the increases in operating losses and interest expense, partially offset by the decrease in foreign currency exchange losses.


CHANGES IN ACCOUNTING STANDARDS
-------------------------------

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

                              II. OTHER INFORMATION


ITEM 2

         (a)      Not Applicable.

         (b)      Not applicable.

         (c) On May 15, 1998, Clarion Capital Corporation ("Clarion") converted two convertible notes in the aggregate principal amount of $609,558 into an aggregate number of 16,569,404 Common Shares of the Company. Immediately thereafter, CPS purchased all 16,569,404 Common Shares from Clarion for $230,000.

                  In addition, on May 15, 1998, CPS and the Company entered into the Second Amended and Restated Management Services Agreement, pursuant to which CPS agreed to accept 5,025,745 Common Shares in lieu of accrued management fees equaling $196,900. All the Common Shares issued to Clarion and CPS were issued in reliance on Section 4(2) to the Securities Act of 1933, as amended. The shares sold by Clarion to CPS were sold in reliance on Section 4(1) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid in connection the sale of any of these securities and all the shares acquired by CPS were acquired for investment purposes.

ITEM 5
                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                    "SAFE HARBOUR" OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995.

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

General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; business cycles; and political uncertainties. Specific risks to the Company include an inability of the Company to finance its working capital needs; an inability of the Company to curtail its recurring losses; an inability of the Company to successfully integrate the business of Sentex and Monitek; a risk of recession in the economies in which its products are sold, such as the Chemical or Petroleum industries; and new or emerging products from current competitors. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) 10(4) The Second Amended and Restated Management Agreement between the Company and CPS Capital, Ltd., dated March 15, 1998.

         10(5) The Note Exchange Agreement between the Company and Clarion Capital Corporation, dated March 15, 1998.

(b) During the quarter ended May 31, 1998, the Company did not file any reports on Form 8-K.







                                    SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: July 15, 1998               SENTEX SENSING TECHNOLOGY, INC.


                                  By: /s/ Robert S. Kendall
                                     ------------------------------------------
                                     Robert S. Kendall, Chief Executive Officer


                                     /s/ James S. O'Leary
                                     ------------------------------------------
                                     James S. O'Leary, Chief Financial Officer