Form 10QSB
period 1998-08-31
SENTEX SENSING TECHNOLOGY INC
filed 1998-10-15
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998

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

                               Yes          No
                                   ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,514,911.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 1997 AND AUGUST 31, 1998


                                                NOVEMBER 30,          AUGUST 31,
                                                   1997                 1998
                                                 (AUDITED)           (UNAUDITED)
                                                 ----------           ----------
      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $1,331,981           $1,295,468
   Accounts receivable                            1,248,187              726,305
   Inventories                                    1,399,944            1,048,011
   Other current assets                             164,920              198,904
   Income tax refunds                                16,000               16,000
                                                 ----------           ----------

   TOTAL CURRENT ASSETS                           4,161,032            3,284,688

EQUIPMENT AND IMPROVEMENTS - [NET
   OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION]                                    242,647              189,006

OTHER ASSETS
  Goodwill and other tangibles                      238,833              759,998
  Deposits and other assets                          33,360               21,127
                                                 ----------           ----------

   TOTAL ASSETS                                  $4,675,872           $4,254,819
                                                 ==========           ==========

See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 1997 AND AUGUST 31, 1998

                                                             NOVEMBER 30,           AUGUST 31,
                                                                1997                   1998
                                                              (AUDITED)            (UNAUDITED)
                                                             -----------           -----------
   LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Bank loans                                                $ 2,100,000           $ 2,695,400
   Accounts payable                                              857,937               547,810
   Accrued expenses and other current liabilities                861,935               965,727
   Due to related party                                           33,333               551,000
                                                             -----------           -----------

   TOTAL CURRENT LIABILITIES                                   3,853,205             4,759,937
                                                             -----------           -----------

LONG-TERM DEBT
   Convertible subordinated notes payable                        515,000                10,810
   Other Accrued Expenses                                           --                 335,049
                                                             -----------           -----------

   TOTAL LONG-TERM DEBT                                          515,000               345,859
                                                             -----------           -----------

STOCKHOLDERS' EQUITY:
    Common stock, no par value, authorized
     200,000,000 shares, issued 87,865,762
     and 109,460,911 shares, outstanding
     78,919,762 and 100,514,911 shares,
     respectively                                              2,153,489             2,880,079
    Accumulated deficit                                       (1,554,555)           (3,430,939)
    Treasury shares at cost, 8,946,000 shares                   (313,218)             (313,218)
    Cumulative translation adjustment                             21,951                13,101
                                                             -----------           -----------

   TOTAL STOCKHOLDERS' EQUITY                                    307,667              (850,977)
                                                             -----------           -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 4,675,872           $ 4,254,819
                                                             ===========           ===========

See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     --------------------------     -------------------------
                                                     AUGUST 31,      AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                       1998             1997          1998            1997
                                                     ----------      ----------     ----------     ----------
Net sales                                         $  1,418,800       $1,579,749    $ 4,393,624    $ 5,446,889

Cost of sales                                          744,268          775,418      2,264,340      2,626,722
                                                  ------------       ----------    -----------    -----------

       Gross profit                                    674,532          804,331      2,129,284      2,820,167

Selling, General and Admin.                          1,122,002        1,148,440      3,268,924      3,696,633
Research and Development                                38,939          102,160        190,487        289,190
                                                  ------------       ----------    -----------    -----------

       Operating loss                                 (486,409)        (446,269)    (1,330,127)    (1,165,656)
                                                  ------------       ----------    -----------    -----------

Other income (expense)
       Interest income                                   9,028           14,954         44,486         45,483
       Other income                                     11,258            1,776         19,656         24,618
       Interest expense                                (60,883)         (28,740)      (182,001)       (64,251)
       Loss on Disposal of Assets                     (447,327)               0       (447,327)             0
       Foreign currency transaction loss                23,452          (37,263)        18,929       (119,376)
                                                  ------------       ----------    -----------    -----------
          Loss before income tax expense              (950,881)        (495,542)    (1,876,384)    (1,279,182)

Provision for income taxes                                   0            8,632              0         14,620
                                                  ------------       ----------    -----------    -----------

       Net loss                                   $   (950,881)      $ (504,174)   $(1,876,384)   $(1,293,802)
                                                  ------------       ----------    -----------    -----------

Net loss per share                                $      (0.01)      $    (0.01)   $     (0.02)   $     (0.02)
                                                  ============       ==========    ===========    ===========

Weighted Average Number of
   Shares Outstanding                              100,514,911       78,919,762     87,317,876     78,919,762
                                                    ==========       ==========     ==========     ==========

See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]

                                                                         SIX MONTHS ENDED
                                                                     AUGUST 31,       AUGUST 31,
                                                                       1998             1997
                                                                   ------------     ------------
RATING ACTIVITIES:
   Net loss                                                        $(1,876,384)     $(1,293,802)
   Adjustments to reconcile net [loss] income to net cash
   Provided by [used in] operating activities:
      Depreciation and amortization                                     74,849           60,078
   Change in assets and liabilities:
     [Increase] decrease in:
       Accounts receivable                                             521,882          (93,872)
       Inventories                                                     351,933
                                                                                        120,486
       Other current assets                                            (27,725)          (7,319)
     Increase [decrease] in:
       Accounts payable                                               (310,127)          17,317
       Accrued expenses and other current liabilities                  141,637         (209,725)
       Currency translation adjustment                                  (8,850)          27,732
                                                                   -----------      -----------

     TOTAL ADJUSTMENTS                                                 743,599          (85,303)
                                                                   -----------      -----------

   NET CASH USED BY OPERATING ACTIVITIES                            (1,132,785)      (1,379,105)
                                                                   -----------      -----------

INVESTING ACTIVITIES:
   Acquisition of equipment and improvements                           (16,795)           1,342
   Payment to prior shareholder                                        (33,333)         (33,333)
                                                                   -----------      -----------

NET CASH USED BY INVESTING ACTIVITIES                                  (50,128)         (34,675)
                                                                   -----------      -----------
FINANCING ACTIVITIES:
   Net proceeds on note payable - bank                                 595,400          865,000
   Net proceeds on note payable - related party                        551,000          250,000
   Net decrease in factoring of accounts receivable                          0          (76,948)
                                                                   -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,146,400        1,038,052
                                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (36,513)        (375,728)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                    1,331,981        1,697,767
                                                                   -----------      -----------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                      $ 1,298,468      $ 1,322,039
                                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at August 31, 1998 and the results of operations and cash flows for the six months ended August 31, 1998 and August 31, 1997.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997 (Commission File No. 2-13328).

[2] The results of operations for the six months ended August 31, 1998 and August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

[3]  INVENTORY

Inventories consist of:

                                            AUGUST 31,
                                              1998
                                           -----------
 Raw Materials                             $  386,438
 Work-in-Process                              159,081
 Finished Goods                               502,492
                                           ----------

    Total                                  $1,048,011
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

[8]  LOSS ON DISPOSAL OF ASSETS

Sales of Sentex Systems, Inc. ("Systems") products have not been successfully integrated into Monitek's distribution channels, which has resulted in a further drop-off of Systems sales and even larger losses in this segment of the business. As a result, the Company's management determined that the Company's best course of action was to divest itself of the Systems operation, which generated less than 15% of the Company's revenues for the last 21 months, while suffering 55% of the Company's losses, as reported. On August 21, 1998, the Company and the ALR Group Incorporated (the "Buyer") entered into a definitive stock purchase agreement, pursuant to which the Company agreed to sell all of the outstanding capital stock of Systems to the Buyer, which is principally owned by Amos Linenberg. The sale was completed on September 4, 1998. Prior to the sale, Mr. Linenberg was the President of Systems and an Executive Vice President of the Company. In the past, Mr. Linenberg has been a principal shareholder of the Company and served as a director of the Company.

In consideration for all of the capital stock of Systems, the Buyer caused Mr. Linenberg to terminate his existing Employment Agreement as of June 30, 1998, which from July1, 1998 through February 28, 2000 would have required payments to Mr. Linenberg of approximately $325,000. Except for approximately $20,000 in expenses, the Company paid all operating costs and expenses of Systems through June 30, 1998 and the Buyer assumed all the costs and operating expenses of Systems from July 1, 1998 through the closing. The Company incurred a $447,327 loss, representing the disposal of the net assets of Systems.

In connection with the sale of Systems to the Buyer, the Company has retained Mr. Linenberg to consult for the Company on an as needed basis. The consulting period began effective July 1, 1998 and will continue through December 31, 1998. Mr. Linenberg receives approximately $12,000 per month under this consulting arrangement.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company formed two wholly owned subsidiaries, Sentex Systems, Inc., and Sentex Acquisitions Corp. on May 31, 1991, to separate the present operations of the Company into a subsidiary to continue the business of designing, developing and marketing gas chromatographic devices, and a subsidiary to develop and acquire new investment opportunities. As noted above, all of the outstanding capital stock of Systems has subsequently been sold and the Company is no longer in the gas chromatography business.

Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek") became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of Sentex Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company, with and into Monitek. Monitek is now being operated as a wholly owned subsidiary of the Company. Monitek also operates a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH, which over the last three years has accounted for over 60% of Monitek's total revenues.

Hereinafter the "Company" shall refer to Sentex Sensing Technology, Inc. and its two wholly owned subsidiaries, Monitek and Sentex Acquisition Corp.

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

The Company also intends to acquire other businesses that may be unrelated to its present activities and is presently investigating such opportunities. As of September 30, 1998, the Company had not entered into a firm commitment for any such transaction.

FINANCIAL CONDITION

Working capital decreased to a negative $1,475,000 at August 31, 1998 as compared to $308,000 as of November 30, 1997. The decrease in working capital is primarily due to the losses sustained by the Company during the first nine months of Fiscal 1998 and the accrued expense incurred in connection with an acquisition discussed below. Cash and cash equivalents

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


equaled approximately $1,295,000 as of August 31, 1998, $1,200,000 of which has been pledged to secure current borrowings on a line of credit. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1997, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's immediate working capital needs, the Company has established two bank lines of credit and has borrowed an aggregate of $2,695,400 as of August 31, 1998 as compared to $1,435,000 in borrowings as of August 31, 1997. The primary use of the additional proceeds was to fund operating losses incurred during the past year. As of May 31, 1998, borrowings under one bank line of credit were $1,200,000, and were secured by cash balances of the Company. The other bank line of credit, as of August 31, 1998, was for a maximum of $1,000,000, but in June 1998, the bank agreed to increase the line to $2,000,000. The Company's management believes that the increase in this line of credit, which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company, will satisfy the Company's working capital needs at least through the remainder of fiscal 1998. Borrowings under this line of credit totaled $1,495,400 as of August 31, 1998. From time to time, CPS has provided the Company with temporary working capital loans and, as of August 31, 1998, there was an outstanding borrowing of $551,000 on such loans. The acquisition of Cypress by the Company will result in the Company being obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over the next four fiscal years, with over $200,000 of such amounts potentially being payable in Fiscal 1998. CPS has assured the Company that it will arrange or provide the financing required to fund the acquisition of Cypress. There are currently no material commitments anticipated for capital expenditures during fiscal 1998. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company may need to seek additional financing.

To address the Company's working capital needs on a more long-term basis, the Company will attempt to generate cash from internal operations of the Company. As anticipated in the Registration Statement containing the Joint Proxy/Prospectus that was filed in connection with the Merger, however, the Company was unable to generate a profit during its first 21 months of operating Systems and Monitek as a combined company.

On September 4, 1998, the Company completed the sale of all of the outstanding capital stock of Systems to ALR Group Incorporated, which is principally owned by Amos Linenberg. Prior to the sale, Mr. Linenberg was the President of Systems and an Executive Vice President of the Company. In the past, Mr. Linenberg has been a principal shareholder of the Company and served as a director of the Company.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


In consideration for all of the capital stock of Systems, the Buyer caused Mr. Linenberg to terminate his existing Employment Agreement as of June 30, 1998, which from July1, 1998 through February 28, 2000 would have required payments to Mr. Linenberg of approximately $325,000. Except for approximately $20,000 in expenses, the Company paid all operating costs and expenses of Systems through June 30, 1998 and the Buyer assumed all the costs and operating expenses of Systems from July 1, 1998 through the closing. The Company incurred a $447,327 loss, representing the disposal of the net assets of Systems.

In connection with the sale of Systems to the Buyer, the Company has retained Mr. Linenberg to consult for the Company on an as needed basis. The consulting period began effective July 1, 1998 and will continue through December 31, 1998. Mr. Linenberg receives approximately $12,000 per month under this consulting arrangement.

Even after divesting itself of Systems, however, there can be no assurance that the Company will generate a positive cash flow for the remainder of Fiscal 1998. The ultimate profitability of the Company depends, in large part, on increasing the sales of Monitek products and reducing expenses.

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


RESULTS OF OPERATIONS

Nine Months Ended August 31, 1998 Compared to Nine Months Ended August 31, 1997

The Company's net sales decreased by 19%, from $5,447,000 for the nine months ended August 31, 1997 ("Fiscal 1997 Nine Months") to $4,394,000 for the nine months ended August

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


31, 1998 ("Fiscal 1998 Nine Months"). Sales of Systems products decreased by $317,000, or 48%, primarily as a result of the Company's inability to effectively integrate the sale of Systems products into Monitek's distribution channels, as noted above. Monitek's domestic sales decreased by $80,000, or 5%, while export sales from the United States decreased by $262,000, or 55%, as a result of a very sharp drop-off of orders from Asian countries, primarily Japan. Sales to Continental Europe by Monitek GmbH decreased by $394,000 from the Fiscal 1997 Nine Months to the Fiscal 1998 Nine Months, primarily as a result of weakness in the European economy and an increase in the value of the U.S. Dollar relative to the German Deutsche Mark (the "DM"). The actual decrease in sales in Monitek GmbH's native currency, the DM, was 10% but the decrease in U.S. Dollars, after converting the sales figures by the average exchange rate for each period, amounted to 14%.

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

Selling, general and administrative expenses decreased to $3,268,000 for the Fiscal 1998 Nine Months from $3,697,000 for the Fiscal 1997 Nine Months. Sales commissions decreased to $783,000 from $890,000 as a direct result of the decrease in net sales. Cost reduction measures in the U.S., which were implemented by management during the second half of Fiscal 1997, resulted in a decrease of approximately $270,000 for the Fiscal 1998 Nine Months as compared to the Fiscal 1997 Nine Months.

Research and development expenses decreased to $190,000 for the Fiscal 1998 Nine Months from $289,000 for the Fiscal 1997 Nine Months, primarily as a result of a decrease in activities by outside consultants and the elimination of one engineering position.

Operating losses increased to $486,000 for the Fiscal 1998 Nine Months from $446,000 for the Fiscal 1997 Nine Months, primarily as a result of the decrease in sales and the increase in cost of goods sold, as a percentage of sales, partially offset by the decreases in selling, general and administrative expenses and research and development expenses.

Interest expense increased to $182,000 for the Fiscal 1998 Nine Months from $64,000 for the Fiscal 1997 Nine Months as a result of increased bank and other borrowings.

During the Fiscal 1998 Nine Months, the Company suffered a $447,000 loss on disposal of assets as a result of the sale of Systems.

Foreign currency transactions between Monitek and its German subsidiary resulted in a gain of $19,000 for the Fiscal 1998 Nine Months compared to a loss of $119,000 for the Fiscal 1997 Nine Months, as a result of fluctuations in the value of the U.S. Dollar relative to the DM.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


Net losses increased to $1,876,000 for the Fiscal 1998 Nine Months from $1,279,000 for the Fiscal 1997 Nine Months, primarily as a result of the increased operating loss, the disposal of net assets as the result of the sale of Systems, and the increase in interest expense, partially offset by the favorable change in foreign currency exchange rates.

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

     (c)  Not applicable.

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

General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw materials price fluctuations; currency exchange rate fluctuations, business cycles; and political uncertainties. Specific risks to the Company include an inability of the Company to finance its working capital needs; an inability of the Company to curtail its recurring losses; an inability of the Company to successfully integrate the business of Sentex and Monitek; a risk of recession in the economies in which its products are sold, such as the Chemical or Petroleum industries; and new or emerging products from current competitors. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.


                                SALE OF SYSTEMS

On September 4, 1998, the Company completed the sale of all of the outstanding capital stock of Systems to ALR Group Incorporated (the "Buyer"), which is principally owned by Amos Linenberg. Prior to the sale, Mr. Linenberg was the President of Systems and an Executive Vice President of the Company. In the past, Mr. Linenberg has been a principal shareholder of the Company and served as a director of the Company.

In consideration for all of the capital stock of Systems, the Buyer caused Mr. Linenberg to terminate his existing Employment Agreement as of June 30, 1998, which from July 1, 1998 through February 28, 2000 would have required payments to Mr. Linenberg of approximately $325,000. Except for approximately $20,000 in expenses, the Company paid all operating costs and expenses of Systems through June 30, 1998 and the Buyer assumed all the costs and operating expenses of Systems from July 1, 1998 through the closing.

In connection with the sale of Systems to the Buyer, the Company has retained Mr. Linenberg to consult for the Company on an as needed basis. The consulting period began effective July 1, 1998 and will continue through December 31, 1998. Mr. Linenberg receives approximately $12,000 per month under this consulting agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Not applicable.

     (b)  Not applicable.


                                   SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: October 15, 1998                 SENTEX SENSING TECHNOLOGY, INC.


                                       By: /s/ ROBERT S. KENDALL
                                           -------------------------------------
                                           Robert S. Kendall
                                           Chief Executivre Officer

                                           /s/ JAMES S. O'LEARY
                                           -------------------------------------
                                           James S. O'Leary
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------
 27.1              Financial Data Schedule
