Form 10KSB
period 1998-11-30
SENTEX SENSING TECHNOLOGY INC
filed 1999-03-01
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No, 2-13328
                  For the fiscal year ending November 30, 1998

                         SENTEX SENSING TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New Jersey                                             22-2333899
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      1801 East Ninth Street
         Cleveland, Ohio                                           44114
----------------------------------------                         ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on the Over-the Counter Bulletin Board on February 25, 1999: $986,497.

     Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of February 25, 1999 is 78,919,762.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)


Yes      No  X
    ---     ---


                       DOCUMENTS INCORPORATED BY REFERENCE


Part IV - Item 13 - Exhibits, Financial Statement
   Schedules, and Reports on Form 8-K                                See Page 15


                                  ITEMS OMITTED


Items 6 and 7 have been omitted pursuant to Rule 12B-25 and will be filed by Amendment.

ITEM 1   BUSINESS

DEVELOPMENT OF BUSINESS

     Initially formed in November 1980, under the name Sinex Corp., Sentex Sensing Technology, Inc., a New Jersey corporation (the "Company"), commenced the commercial production of a portable explosives detector of its own design, the T-54. In April 1984, the Company sold, in its initial public offering, 25,000,000 Common Shares, no par value of the Company (the "Common Shares"). Through fiscal 1996, the Company generally conducted the operations of its business through Sentex Systems, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Systems").

     On March 1, 1996, certain shareholders of the Company sold a substantial portion of their shares to CPS Capital, Ltd., an Ohio limited liability company, ("CPS"). As a result of such acquisition, CPS has become the principal shareholder of the Company. CPS is controlled by Robert S. Kendall, the Chairman and Chief Executive Officer of the Company.

     Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek") became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of a wholly owned subsidiary of the Company with and into Monitek. Monitek is now operating as a wholly owned subsidiary of the Company. Monitek also operates a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH, which over the last three years has accounted for approximately 60% of Monitek's total revenues. Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments.

     In March 1998, the Company purchased Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line that is currently under development and, upon completion, is intended to be folded into the Monitek product line.

     On September 4, 1998, the Company completed the sale of all of the outstanding capital stock of Systems to ALR Group Incorporated ("ALR"), which is principally owned by Amos Linenberg ("Linenberg"). Prior to the sale, Linenberg was the President of Systems and an Executive Vice President of the Company. In the past, Linenberg has been a principal shareholder of the Company and served as a director of the Company.


DESCRIPTION OF BUSINESSES OF MONITEK

     General

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

     Existing Products

     Monitek's products consist of optical based products, non-optical based products and spare parts of its optical and non-optical based products.

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

     Monitek has developed a number of insertable in-line sensors for measurement of consistency, for use in various industries. One of the sensors is called the Cell Density Analyzer, for measurement of cell growth rate and concentration in fermentation processes. Fermentation is a major process used in the pharmaceutical and biotechnology industries and the instrument provides a continuous measurement relative to cell growth. Unlike Monitek's original line of suspended solids analyzers, which require accessories fitted to the actual pipe size to which the instrument is attached, the insertable fiber optic sensors are capable of being inserted into any size pipe through special fittings. The advantage of such devices over conventional suspended solids analyzers is their ability to provide the customer with an easier, more cost-effective means of installation and servicing, in that it does not require shutting down the process flow of the liquid or extensive structural work often necessary with the non-insertable products.

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

     (ii) Non-Optical-Based Products. Monitek currently markets two non-optical-based products. The first is the Micro Pure ultrasonic suspended solids meter, the third significant non-optical based product line, has allowed Monitek to expand into new markets and improve its effectiveness in existing markets. The acoustic technique allows the low range measurement of suspended solids and emulsions independent of color and coating. Significant opportunities exist for measuring oil in water, inks, dyes and photographic liquids, all of which have been difficult measurements for Monitek's optical products because of the lack of light and/or existence of substances (i.e., oil) which coat the optical parts. Micro Pure products range in price from $10,000 to $16,000 per system.

     The second non-optical based product is an insertable magnetic flowmeter, a device that measures flow of liquids in closed pipes. The flow of the measured liquid through the sensor's magnetic field creates a voltage proportional to the flow. This voltage is sensed, amplified and combined with the cross-sectional area of the pipe to produce a flow measurement. Monitek's magnetic flowmeters, which range in price from $4,000 to $6,000, have applications in water distribution, water treatment and pulp and paper plants.

     (iii) Spare Parts. Sales of spare parts is an important part of Monitek's business, accounting for approximately 15% of sales volume of Monitek for the past three years.

     Products Under Development

     Research and development activities of Monitek are primarily devoted to the development of new products and the adaptation and enhancement of existing products for new applications. The Company plans to make available a number of new products and enhancements of existing Monitek products during fiscal 1999. One of the new products is the result of the acquisition of Cypress. This product consists of an insertable in-line sensor and a micro-processor based transmitter, and was originally designed for specific use in the Produced Water (oil production) industry, for which a number of units have already been sold. Subsequent to the acquisition, management made the decision to make further modifications to the transmitter for the purpose of making it compatible with the Company's other optical based sensors, both present and future. As a result, the official release of the product was delayed for several months. The Company now estimates that the product will be available for sale in the second quarter of fiscal 1999.

     Research and Development

     Monitek expended approximately $118,000 and $230,000 for research and development during the fiscal years ended November 30, 1998 ("fiscal 1998") and November 30, 1997 (the "fiscal 1997"), respectively. During fiscal 1998, a number of products were improved but no new products were released for production. However, a low-cost Nephelometer for the Potable Water and Waste Water industries, which was designed and produced by a company in Germany, was introduced into the European marketplace and an improved version of the product is expected to be introduced into the United States during the second quarter of fiscal 1999.

     Marketing, Distribution and Sales

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

     Manufacturing/Suppliers

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

     Employees

     As of February 25, 1999, the Company employed a total of 24 full-time staff, 3 of whom were engaged in product design and engineering, 10 were engaged in manufacturing and production, 7 were engaged in marketing and sales and 4 were engaged in general corporate and administrative positions. The Company also had 3 part time employees and 1 temporary employee. The Company's ability to develop, manufacture, market and sell products and to establish and maintain its competitive position will depend, in large part, on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a union. The Company believes that its relations with its employees are satisfactory.

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

     Monitek also leases approximately 6,000 square feet of office and warehouse space in Dusseldorf, Germany pursuant to a lease that expires in October 2001, and provides for a base annual rental of $85,000, based on the rate of exchange in effect at November 30, 1998.

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

1998                            HIGH               LOW
----                            ----               ---
1st quarter                     .04                .02
2nd quarter                     .05                .02
3rd quarter                     .04                .01
4th quarter                     .02                .01

1997                            HIGH               LOW
----                            ----               ---
1st quarter                    .094               .063
2nd quarter                    .094               .031
3rd quarter                    .094               .031
4th quarter                    .063               .031

     The bid quotations represent interdealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On February 25, 1999, there were 78,919,762 Common Shares issued and outstanding and approximately 1,300 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This item has been omitted pursuant to Rule 12b-25 and will be filed by amendment.

ITEM 7   FINANCIAL STATEMENTS

     This item has been omitted pursuant to Rule 12b-25 and will be filed by amendment.

ITEM 8   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

     Name                       Age     Position(s)
     ----                       ---     -----------
     Robert S. Kendall          59      Chairman, President and Treasurer
     James S. O'Leary           60      Director, Executive Vice President, Chief Operating Officer and
                                        Chief Financial Officer
     James G. Few               49      Director
     Julius L. Hess             36      Director
     Ronald M. Lipson           63      Director

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

     JAMES S. O'LEARY has been employed by Monitek since August 1982 and had served as its Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and, from December 1996 through November 1998, he served as Vice President of Finance and Chief Financial Officer. In December 1998, Mr. O'Leary was elected as a Director and was appointed Chief Operating Officer of the Company.

     JAMES G. FEW has been a Director of the Company since March 1996. Mr. Few is presently a Vice President of Corporate Network, Inc., a management consulting firm in the long-term health care industry. From March 1996 through December 1996, he served as the Chief Financial Officer and Vice President of the Company and from December 1996 through June 1998, he also assumed the role of Chief Operating Officer. Mr. Few also served as Vice President and Chief Financial Officer for CPS from October 1995 through June 1998. From June 1993 to October 1995, he was engaged as an independent financial consultant. Mr. Few served as Senior Vice President of Boston Distributors from November 1992 through May 1993 where he was responsible for finance, accounting systems and warehouse operations. In February 1993, Boston Distributors was declared bankrupt and was liquidated some time thereafter. From May 1991 through November 1992, Mr. Few served as Executive Vice President of Operations and Finance for Progressive Communications Technology. Mr. Few was engaged as an independent financial consultant from 1989 to 1991. From 1978 to 1989, he served as Executive Vice President and Chief Financial Officer of Harris Wholesale Drug Company, where he oversaw three operating divisions. Prior thereto, he served as Division Controller of IT&T for eight years. Mr. Few received a bachelor's degree in Business Management from Providence College.

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

     Two meetings of the Company's Board of Directors were held during the fiscal year ended November 30, 1998. Each Director attended all of the meetings of the Company's Board of Directors.

     The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.


ITEM 10   EXECUTIVE COMPENSATION

The following information is set forth with respect to the Company's Chief Executive Officer and each of the Company's other executive officers whose total compensation exceeded $100,000 for the fiscal year ended November 30, 1998:

                                                   ANNUAL COMPENSATION
                                                   -------------------         OTHER ANNUAL
                                  YEAR           SALARIES          BONUS       COMPENSATION
                                  ----           --------          -----       ------------
Robert S. Kendall                 1998          $175,000(1)         -0-           -0-
(Chief Executive Officer)         1997          $275,000(1)         -0-           -0-
                                  1996          $ 80,000(1)         -0-           -0-

Amos Linenberg                    1998          $ 84,980            -0-        $60,572(2)(3)
(Executive Vice-President)        1997          $140,728          $15,000      $17,779(3)
                                  1996          $128,163            -0-        $11,944(3)

Helmut H. Zoellmer(4)             1998          $116,646            -0-        $ 7,262(3)
(Managing Director of             1997          $109,626          $ 5,788      $ 6,689(3)
   Monitek GmbH)                  1996             -0-              -0-           -0-

(1)  Represents compensation paid to CPS for management services rendered. (See
     Item 12). Amounts assigned to Mr. Kendall represent the allocation provided the Company by CPS at the Company's request, and may not actually represent any sum actually paid to him by CPS. Amounts for Fiscal 1996 only reflect amounts reportable from March 1, 1996 through November 30, 1996. Since May 31, 1997, the Company has not made any payments to CPS for management services but has accrued for such fees.

(2) Mr. Linenberg's employment with the Company was terminated effective June 30, 1998, together with the Company's obligation under his employment agreement. However, he was paid a consulting fee of approximately $12,000 per month through December 31, 1998.

(3)  Consists of automobile and insurance allowances.

(4) During fiscal 1996, Mr. Zoellmer was not employed by the Company but was employed by Monitek GmbH. Based on annual reports of Monitek, filed on Form 10-K, for its fiscal years ended March 31, 1996, all reportable forms of compensation for Mr. Zoellmer totaled $130,801. Payments to Mr. Zoellmer were made in Deutsche Marks. Dollar amounts have been calculated using average exchange rates for each of the fiscal periods reported. Mr. Zoellmer's employment with the Company was terminated in November 1998.

     Long-Term Compensation. No long-term compensation was paid during the fiscal years ended November 30, 1998, 1997 or 1996 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

     Stock Options. The Company adopted the Plan at a special meeting of its shareholders held on November 14, 1996. (See Item 4). Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 1996, there were no Company stock options held by the directors or executive officers of the Company. Upon consummation of the Merger, options to purchase Monitek Common Stock held by James O'Leary were converted to options to purchase 344,875 Common Shares. On December 2, 1996, Mr. O'Leary became the Chief Financial Officer of the Company. In August 1998, half of Mr. O'Leary's options expired, leaving him with options to purchase 172,438 Common Shares at November 30, 1998.

     Compensation Pursuant to Plans. The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 1998, 1997 or 1996.


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of February 28, 1999 by: (a) the Company's Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; (c) the Company's Chief Executive Officer and the other four most highly compensated executive officers named in the Summary Compensation Table; and (d) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.

NAME AND ADDRESS                  AMOUNT AND NATURE
OF BENEFICIAL OWNER(1)           OF BENEFICIAL OWNER      PERCENTAGE
----------------------           -------------------      ----------
Robert S. Kendall(2)                47,690,814               47.4%

James G. Few                                --                 --

Julius L. Hess                              --                 --

James S. O'Leary(3)                    172,438                  *
1495 Zephyr Avenue
Hayward, CA 94544

Ronald M. Lipson                       700,000                  *
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

CPS Capital, Ltd.(4)                47,690,814               47.4%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers
(as a group persons)                48,563,252               48.2%

     (1) The name and address of each individual listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc. 1801 East Ninth Street, Cleveland, OH 44114.

     (2) The Common Shares set forth herein with respect to Mr. Kendall are all held of record by CPS or are beneficially owned by CPS. Mr. Kendall and his wife own 100% of the outstanding membership interests in CPS.

     (3) All Common Shares are held in the form of options that were acquired pursuant to the Merger.

     (4) CPS is the record holder of 19,706,461 Common Shares and has sole voting and dispositive power with respect to such shares. CPS beneficially owns 6,389,204 Common Shares, which were purchased from Linenberg in April 1998, but have not yet been transferred to CPS by the transfer agent. CPS also beneficially owns 21,595,149 Common Shares which have not been issued by the transfer agent. CPS received 5,025,745 of these Common Shares in lieu of accrued management fees and 16,569,404 of these Common Shares which were purchased from Clarion Capital Corporation ("Clarion") immediately after Clarion converted two convertible notes into Common Shares. (See Item 12).

*Represents less than 1% of the outstanding Common Shares.


SECTION 16(A)   BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

     As required under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Shares must report on their ownership of the Common Shares and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended November 30, 1998, reports for all transactions were filed on a timely basis.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Linenberg Shareholder Agreement. In December 1998, pursuant to a Shareholder Agreement between CPS and Linenberg (the "Linenberg Shareholder Agreement"), Linenberg exercised a put right with respect to 6,389,204 Common Shares and in April 1998, CPS purchased such Common Shares. The Linenberg Shareholder Agreement is no longer in effect.

         CPS Management Agreement. Within two months after CPS acquired effective control of the Company, CPS entered into a Management Agreement with the Company, which was effective on March 1, 1996 (the "Original Management Agreement"). In connection with the execution of the Merger Agreement, CPS and the Company entered into an Amended and Restated Management Agreement (the "Amended and Restated Management Agreement"). Pursuant to the Original Management Agreement, CPS agreed to cause its personnel to perform the functions that would normally be performed by the officers of the Company. Presently, such personnel consists mainly of Mr. Kendall, the Chairman of CPS and Peggy Nutaitis, the Secretary of CPS. In order to permit Mr. Kendall and Ms. Nutaitis to function as officers and for them to be properly insured as officers of the Company, Mr. Kendall has been elected as the President and Treasurer of the Company and Ms. Nutaitis has been elected Secretary of the Company.

     Under the terms of the Original Management Agreement, CPS received an annual fee of $193,800, which was payable monthly. Under the terms of the Amended and Restated Management Agreement, the annual fee was increased to $393,800 to account for the increase in tasks and responsibilities relating to the operation of Monitek. Due to the present financial condition of the Company, CPS has not received payment under the Amended and Restated Agreement since May 1997, but the Company has accrued such expense. On May 15, 1998, CPS and the Company entered into the Second Amended and Restated Management Services Agreement, pursuant to which CPS agreed to accept 5,025,745 Common Shares in lieu of accrued management fees equaling $196,900, representing fees for the second half of fiscal 1997. All the shares acquired by CPS were acquired for investment purposes.

     In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and in December 1998, the parties agreed to reduce the fee to $200,000 for fiscal 1999. CPS and the Company have agreed that the balance due as of November 30, 1998, which totals $250,000, and the fee for fiscal 1999, will be paid at some future time when the financial condition of the Company improves.

     Clarion. On May 15, 1998, Clarion, Monitek's principal shareholder at the time of the Merger, converted two convertible notes in the aggregate principal amount of $609,558, with the agreement of the Company, into an aggregate number of 16,569,404 Common Shares of the Company. Immediately thereafter, CPS purchased all 16,569,404 Common Shares from Clarion for $230,000.

     Sale of Systems. On September 4, 1998, the Company completed the sale of all of the outstanding capital stock of Systems to ALR, which is principally owned by Linenberg. Prior to the sale, Linenberg was the President of Systems and an Executive Vice President of the Company. In the past, Linenberg has been a principal shareholder of the Company and served as a director of the Company.

     Sales of Systems products had not been successfully integrated into Monitek's distribution channels, which had resulted in a further drop-off of Systems sales and even larger losses in this segment of the business. As a result, the Company's management determined that the Company's best course of action was to divest itself of the Systems operation, which generated less than 15% of the Company's revenues for the previous 21 months, while suffering 55% of the Company's losses, as reported.

     In consideration for all of the capital stock of Systems, ALR caused Linenberg to terminate his existing Employment Agreement as of June 30, 1998, which from July 1, 1998 through February 28, 2000 would have required payments to Mr. Linenberg of approximately $325,000. Except for approximately $20,000 in expenses, the Company paid all operating costs and expenses of Systems through June 30, 1998 ALR assumed all the costs and operating expenses of Systems from July 1, 1998 through the closing. The Company incurred a $447,327 loss, representing the disposal of the net assets of Systems.

     In connection with the sale of Systems to ALR, the Company retained Linenberg to consult for the Company on an as needed basis. The consulting period began effective July 1, 1998 and continued through December 31, 1998. Linenberg received approximately $12,000 per month under this consulting arrangement.

     Working Capital Assistance. During fiscal 1997 and fiscal 1998, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through May 1998, CPS provided the Company a series of temporary working capital loans at a prime rate at National City Bank, Cleveland, Ohio ("NCB") plus 2%. The outstanding balance of such loans totaled $551,000, plus accrued interest of $32,000, as of November 30, 1998. From time to time Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

ITEM 13   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

27.1     Financial Data Schedule(7)

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

(7)  Omitted pursuant to Rule 12b-25 and will be filed by amendment.


(B)  REPORTS ON FORM 8-K

     None.

SIGNATURE


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 1999                SENTEX SENSING TECHNOLOGY, INC.


                                   By: /s/ Robert S. Kendall
                                      ------------------------------------------
                                      Robert S. Kendall, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date
---------                         -----                           ----
/s/ Robert S. Kendall             Chairman, President             March 1, 1999
----------------------------      and Treasurer
Robert S. Kendall

/s/ James S. O'Leary              Executive V.P., Chief           March 1, 1999
----------------------------      Operating Officer, Chief
James S. O'Leary                  Financial Officer

                                  Director
----------------------------
James G. Few

/s/ Julius L. Hess                Director                        March 1, 1999
----------------------------
Julius L. Hess


/s/ Ronald M. Lipson              Director                        March 1, 1999
----------------------------
Ronald M. Lipson