Form 10KSB/A
period 1998-11-30
SENTEX SENSING TECHNOLOGY INC
filed 1999-03-16
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

     Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of February 25, 1999 is 78,919,762.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)


Yes      No  X
    ---     ---


                       DOCUMENTS INCORPORATED BY REFERENCE


Part IV - Item 13 - Exhibits, Financial Statement
   Schedules, and Reports on Form 8-K                                See Page 19


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

FINANCIAL CONDITION

Working Capital and Liquidity

     During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company's certified public accountants, Hausser+Taylor LLP, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 1997 and November 30, 1998, a statement that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. Subsequently, for fiscal 1998, the Company has sustained losses of approximately $2,205,000. These losses have had a substantial adverse effect on the working capital of the Company.

     Working capital decreased to negative $1,823,000 at November 30, 1998 as compared to $308,000 as of November 30, 1997. The decrease is mainly due to the losses sustained by the Company during fiscal 1998 and the accrued expense incurred in connection with the Cypress acquisition. Cash and cash equivalents equaled approximately $111,000 as of November 30, 1998 as compared to $1,332,000 at November 30, 1997. As set forth in the accompanying independent auditors' report and notes to consolidated financial statements, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

     To address the Company's immediate working capital needs, the Company has established a bank line of credit of $2,000,000 and has borrowed an aggregate of $1,880,400 as of November 30, 1998. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of November 30, 1998, there was an outstanding borrowing of $551,000 on such loans. As a result of the acquisition of Cypress, the Company is obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over the next four fiscal years. Approximately $246,000 of such amounts are payable in fiscal 1999. On February 16, 1999, a payment of $150,000 became due under the terms of the Cypress purchase agreement but the Company has not yet made such payment. The former shareholders of Cypress have sent the Company a notice of default. The Company has indicated that it will make payment to the Cypress shareholders before the end of April 1999. There are currently no material commitments anticipated for capital expenditures during fiscal 1999. The Company will continue to seek growth through internal means as well as further acquisitions. In the event an acquisition candidate were identified, the Company would need to seek additional financing.

     To address the Company's working capital needs on a more long-term basis, the Company will attempt to generate cash from internal operations of the Company. To control the operating losses attributable to Systems, which totaled approximately $700,000 during fiscal 1998, the Company sold Systems to ALR. In addition, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Company's management has made other significant reductions in operating expense. The Company estimates that these measures will save the Company approximately $50,000 per month.

     The Company also hopes that the offering of three new products during fiscal 1999 will increase both sales and gross margin percentage, because they will be less expensive to produce. (See Item 1).

Net Operating Losses; IC-DISC

     The Company has approximately $10,751,000 in net operating losses as of fiscal 1998, which will expire at various dates through the year 2018 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,625,000 of the $10,751,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

     As of April 1, 1991, Monitek's IC-DISC, Monitek International, Inc., was effectively terminated. As a result, Monitek had begun repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 has been and will continue to be recognized as income, for tax return purposes, over the 10-year period ending March 31, 2001.

RESULTS FROM OPERATIONS

     Fiscal 1998 as Compared to Fiscal 1997

     The Company's net sales decreased by 26%, from $7,505,000 for fiscal 1997 to $5,590,000 for fiscal 1998. Sales of Systems products decreased by $848,000, or 71%, primarily as a result of the Company's inability to effectively integrate the sale of Systems products into Monitek's distribution channels and the fact that the Company is only reporting sales of Systems products for the seven months of fiscal 1998 as a result of the sale of Systems to ALR , as noted above. Monitek's domestic sales decreased by $32,000, or 2%, while export sales from the United States decreased by $423,000, or 52%, primarily as a result of a very sharp drop-off in orders from Asian countries, most notably Japan. Sales to Continental Europe by Monitek GmbH decreased by $612,000 from fiscal 1997 to fiscal 1998, primarily as a result of weakness in the European economy and an increase in the value of the U.S. Dollar relative to the German Deutsche Mark (the "DM"). The actual decrease in sales in Monitek GmbH's native currency, the DM, was 14% but the decrease in U.S. Dollars, after converting the sales figures by the average exchange rate for each period, amounted to 18%.

     Cost of goods sold, as a percentage of sales, increased to 50% for fiscal 1998 from 47% for fiscal 1997, primarily as a result of the decrease in sales without a corresponding reduction in direct labor and factory overhead. Direct labor and overhead increased to 13% of net sales for fiscal 1998 from 10% for fiscal 1997, while material costs remained constant at 37% of net sales.

     Selling, general and administrative expenses decreased to $4,494,000, or 80% of net sales, for fiscal 1998 from $5,463,000, or 73% of net sales, for fiscal 1997. Sales commissions decreased to $1,009,000 from $1,307,000 as a direct result of the decrease in net sales. Cost reduction measures in the U.S., which were implemented by management during the second half of fiscal 1997, resulted in a decrease of approximately $360,000 for fiscal 1998 as compared to fiscal 1997. The sale of Systems to ALR resulted in a reduction in expenses of approximately $210,000 during the second half of fiscal 1998. Interest expense increased to $236,000 for fiscal 1998 from $172,000 for fiscal 1997 as a result of increased bank and other borrowings. Foreign currency transactions between Monitek and its foreign subsidiary resulted in a gain of $45,000 for fiscal 1998 compared to a loss of $99,000 for fiscal 1997, as a result of fluctuations in the value of the U.S. dollar relative to the DM.

     Research and development expenses decreased to $218,000 for fiscal 1998 from $406,000 for fiscal 1997, primarily as a result of the elimination of Systems engineering expenses for the second half of fiscal 1998, a decrease in activities by outside consultants and the elimination of one engineering position at Monitek.


     During fiscal 1998, the Company experienced a one-time $423,000 loss on disposal of assets as a result of the sale of Systems.

     Net losses increased to $2,205,000 for fiscal 1998 from $1,810,000 for fiscal 1997, primarily as a result of the decrease in sales, the increase in cost of sales and selling general and administrative expenses, as a percentage of sales, the disposal of net assets as the result of the sale of Systems, and the increase in interest expense, partially offset by the favorable change in foreign currency exchange rates.


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

     In February 1998, SFAS 132, Employers' Disclosure About Pensions and Other Postretirement Benefits, was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management believes this pronouncement will have no material effect on the Company's financial statements or disclosures thereto.

     In June 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes this pronouncement will have no effect on the financial statements.

YEAR 2000 COMPLIANCE

     The inability of computer, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as a Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modification and test Year 2000 Compliance. The estimated cost to address year 2000 issues is not expected to have a material impact on the Company's business, operations or financial condition.

     In addition, the Company is communicating with external service providers to ensure that the external providers are taking the appropriate action to address Year 2000 issues. However, there can be no assurance that the systems of third parties on which the Company's systems rely will convert, or that a conversion that is incompatible with the Company's systems would not have an adverse effect on the Company's systems.


ITEM 7  FINANCIAL STATEMENTS
------  --------------------

        See Index to Financial Statements appearing on page F-2.

ITEM 8  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------  ------------------------------------------------------------------

        None

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

     In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and in December 1998, the parties agreed to reduce the fee to $200,000 for fiscal 1999. CPS and the Company have agreed that the balance due as of November 30, 1998, which totals $125,000, and the fee for fiscal 1999, will be paid at some future time when the financial condition of the Company improves.

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

     Working Capital Assistance. During fiscal 1997 and fiscal 1998, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through May 1998, CPS provided the Company a series of temporary working capital loans at a prime rate at National City Bank, Cleveland, Ohio ("NCB"). The outstanding balance of such loans totaled
$551,000, plus accrued interest of $32,000, as of November 30, 1998. From time to time Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

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

Date: March 16, 1999               SENTEX SENSING TECHNOLOGY, INC.


                                   By: /s/ Robert S. Kendall
                                      ------------------------------------------
                                      Robert S. Kendall, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date
---------                         -----                           ----
/s/ Robert S. Kendall             Chairman, President             March 16, 1999
----------------------------      and Treasurer
Robert S. Kendall

/s/ James S. O'Leary              Executive V.P., Chief           March 16, 1999
----------------------------      Operating Officer, Chief
James S. O'Leary                  Financial Officer

                                  Director
----------------------------
James G. Few

/s/ Julius L. Hess                Director                        March 16, 1999
----------------------------
Julius L. Hess


/s/ Ronald M. Lipson              Director                        March 16, 1999
----------------------------
Ronald M. Lipson

ITEM 7    FINANCIAL STATEMENTS








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

                          Independent Auditors' Report


To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio


        We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.

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


                                          HAUSSER + TAYLOR LLP

Cleveland, Ohio
March 10, 1999

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                November 30, 1998



ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                         $   111,133
 Accounts receivable, less allowance for doubtful
  accounts of $28,988                                                                  699,409
Inventories                                                                          1,118,990
Other current assets                                                                    62,279
                                                                                   -----------
   Total current assets                                                                                 $ 1,991,811

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization of $163,089                                                                  175,500

OTHER ASSETS
 Goodwill (net of accumulated amortization of $25,140)                                 376,784
 Consulting contracts ($385,049) and other assets                                      404,184              780,968
                                                                                   -----------          -----------
                                                                                                        $ 2,948,279
                                                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable:
    Bank                                                         $ 1,880,400
    Related party                                                    551,000       $ 2,431,400
                                                                 -----------
  Trade accounts payable                                                               604,297
  Accrued liabilities                                                                  779,524
                                                                                   -----------
   Total current liabilities                                                                            $ 3,815,221

LONG-TERM DEBT
 Convertible subordinated notes payable                                                 10,810
 Consulting contracts payable                                                          288,899              299,709
                                                                                   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, no par value
   Authorized - 200,000,000 shares
   Issued - 109,460,911 shares
   Outstanding - 100,514,911 shares                                                  2,880,079
 Retained earnings (deficit)                                                        (3,759,211)
 Treasury shares at cost, 8,946,000 shares                                            (313,218)
 Cumulative translation adjustment                                                      25,699
                                                                                   -----------
  Total stockholders' equity                                                                             (1,166,651)
                                                                                                        -----------
                                                                                                        $ 2,948,279
                                                                                                        ===========


   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended November 30, 1998 and 1997


                                                   1998                  1997
                                               ------------          ------------
REVENUES
  Net sales                                    $  5,589,591          $  7,504,654
  Interest and other income                         129,567                83,253
                                               ------------          ------------
   Total revenues                                 5,719,158             7,587,907

COST AND EXPENSES
  Cost of sales                                   2,789,240             3,528,510
  Selling, general and administrative             4,493,502             5,462,805
  Research and development                          217,789               406,432
  Loss on sale of assets                            423,283                     -
                                               ------------          ------------
     Total costs and expenses                     7,923,814             9,397,747
                                               ------------          ------------

LOSS BEFORE PROVISION FOR INCOME TAX
EXPENSE                                          (2,204,656)           (1,809,840)

PROVISION FOR INCOME TAX EXPENSE                          -                     -
                                               ------------          ------------

NET LOSS                                       $ (2,204,656)         $ (1,809,840)
                                               ============          ============


NET LOSS PER SHARE (BASIC AND DILUTED)         $      (0.02)         $      (0.02)
                                               ============          ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                    90,693,556            78,919,762
                                               ============          ============



   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended November 30, 1998 and 1997





                                       Common Stock         Retained           Treasury Stock       Cumulative       Total
                                 ------------------------   Earnings     -----------------------    Translation  Stockholders'
                                    Shares      Amount      (Deficit)       Shares       Amount     Adjustment      Equity
                                 -----------  -----------  -----------   -----------  -----------   -----------  -------------
Balance - November 30, 1996       87,865,762  $ 2,153,489  $   255,285     8,946,000  $  (313,218)  $         -  $ 2,095,556

  Net loss                                 -            -   (1,809,840)            -            -             -   (1,809,840)
  Translation adjustment                   -            -            -             -            -        21,951       21,951
                                 -----------  -----------  -----------   -----------  -----------   -----------  -----------

Balance - November 30, 1997       87,865,762    2,153,489   (1,554,555)    8,946,000     (313,218)       21,951      307,667

  Net loss                                 -            -   (2,204,656)            -            -             -   (2,204,656)
  Issuance of common stock for:
    Conversion of subordinated
     notes and payment
    of accrued interest *         16,569,404      529,690            -             -            -             -      529,690
   Satisfaction of unpaid
      management fees *            5,025,745      196,900            -             -            -             -      196,900
  Translation adjustment                   -            -            -             -            -         3,748        3,748
                                 -----------  -----------  -----------   -----------  -----------   -----------  -----------

Balance - November 30, 1998      109,460,911  $ 2,880,079  $(3,759,211)    8,946,000  $  (313,218)  $    25,699  $(1,166,651)
                                 ===========  ===========  ===========   ===========  ===========   ===========  ===========



* These shares are considered issued and outstanding even though they have not been formally issued by the transfer agent

   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended November 30, 1998 and 1997


                                                                      1998          1997
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(2,204,656)  $(1,809,840)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Amortization of discount on convertible subordinated
     notes payable                                                     25,500        47,000
    Depreciation and amortization                                      84,283       133,206
    Other adjustments                                                 200,578        23,956
    Loss on sale of assets                                            423,283             -
    Changes in assets and liabilities:
      Accounts receivable                                             366,782      (401,402)
      Inventories                                                      32,935       231,431
      Other current assets                                            117,666         9,491
      Other assets                                                     14,225        (5,743)
      Accounts payable                                               (253,640)      (35,119)
      Accrued expenses and other current liabilities                 (313,907)      (20,082)
                                                                  -----------   -----------
           Total adjustments                                          697,705       (17,262)
                                                                  -----------   -----------
            Net cash used by operating activities                  (1,506,951)   (1,827,102)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                               (30,014)      (35,351)
  Proceeds from sale of assets                                         18,050             -
                                                                  -----------   -----------
            Net cash used by investing activities                     (11,964)      (35,351)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to related party                                           (33,333)      (33,333)
  Net (payments) proceeds on note payable - bank                     (219,600)    1,530,000
  Net proceeds on note payable - related party                        551,000             -
                                                                  -----------   -----------
            Net cash provided by financing activities                 298,067     1,496,667
                                                                  -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (1,220,848)     (365,786)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       1,331,981     1,697,767
                                                                  -----------   -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $   111,133   $ 1,331,981
                                                                  ===========   ===========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                        $    89,173   $    92,747

See notes to the consolidated financial statements for certain noncash investing and financing activities



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

            The Company's business is confined to a single industry segment, manufacturing analysis equipment. One of the subsidiaries, Sentex Systems, Inc., whose assets and operations were disposed of in the year ended November 30, 1998, was engaged in the business of developing, manufacturing and selling automated gas chromatography devices designed to detect the presence of certain substances by identifying and measuring the concentrations of certain atmospheric vapors (see Note 14). Monitek Technologies, Inc. ("Monitek") was acquired by the Company on November 30, 1996 and designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solid content, color, purity, flow, level and volume of liquids in industrial waste water environments. Monitek GmbH, a wholly-owned subsidiary of Monitek, was formed in Germany to sell and service Monitek's (and now the Company's) products throughout Continental Europe. At November 30, 1998, Monitek GmbH's assets, located in Continental Europe, represent approximately 42% of the Company's total consolidated assets. A new subsidiary, Cypress Instruments, Inc. ("Cypress"), was acquired by the Company on March 5, 1998 for the purpose of acquiring a new product line that is currently under development. The products under development are similar to those of Monitek and will be folded into their existing product lines.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            A. Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. Additionally, the Company's stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the-Counter Bulletin Board which might limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's ability to continue in existence is primarily dependent upon its ability to arrange adequate financing and to attain satisfactory levels of operating cash flows.

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

            H. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

            J. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

            K. Foreign Currency Translation - The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The functional currency of the Company's German subsidiary is the deutsche mark. All transactions of that subsidiary denominated in currency other than the functional currency are remeasured into the functional currency with the resulting gain or loss included as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. Assets and liabilities denominated in currencies other than U.S. dollars are translated at year end exchange rates and all statement of operations items are translated at the weighted average exchange rate for the year.

            L. Loss Per Share - Loss per share is calculated using the weighted average number of shares outstanding.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            M. New Authoritative Pronouncements - In February 1997, SFAS 128, Earnings per Share and SFAS 129, Disclosure of Information About Capital Structure, were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The effect of adoption of these new standards on the accompanying financial statements was not material.

                  In June 1997, SFAS 130, Reporting Comprehensive Income, was issued. SFAS 130 establishes new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. This pronouncement has no effect on the Company's financial statements for the year ended November 30, 1998.

                  In June 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers. The Company must adopt the new standard, which is not expected to materially affect the Company's financial statements, no later than November 30, 1999.

                  In February 1998, SFAS 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management believes this pronouncement will have no material effect on the Company's financial statements or disclosures thereto.

                  In June 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes this pronouncement will have no effect on the financial statements.

NOTE 3.     ACQUISITIONS

            In March 1998, the Company acquired 100% of the outstanding stock of Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line that was under development. The acquisition was not material to the overall business of the Company and was accounted for as a purchase. Consideration in the amount of $150,000 was given in the form of a contingent payment. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired (goodwill) was $150,000, and is being amortized over 20 years. In connection with the acquisition, the Company entered into consulting agreements with the former shareholders of Cypress (see
            Note 9).

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 3.     ACQUISITIONS (CONTINUED)

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

NOTE 4.     INVENTORIES

            Inventories consist of the following at November 30, 1998:


                 Raw materials                                 $  486,871
                 Work-in-process                                  186,099
                 Finished goods                                   446,020
                                                               ----------

                                                               $1,118,990
                                                               ==========

NOTE 5.     PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at November 30, 1998:


                 Machinery and equipment                         $284,183
                 Furniture and fixtures                            48,220
                 Leasehold improvements                             6,186
                                                                 --------
                                                                  338,589
                 Less accumulated depreciation and amortization   163,089
                                                                 --------

                                                                 $175,500
                                                                 ========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.     ACCRUED LIABILITIES

            Accrued liabilities consist of the following at November 30, 1998:

                 Accrued acquisition - Cypress Instruments, Inc.  $149,850
                 Accrued bonuses and other compensation             63,798
                 Accrued commissions                                67,239
                 Accrued consulting                                 96,150
                 Accrued pension                                   265,013
                 Accrued payroll and related taxes                  61,075
                 Accrued professional fees                          42,131
                 Other accrued liabilities                          34,268
                                                                  --------

                                                                  $779,524
                                                                  ========



NOTE 7.    NOTES PAYABLE - BANK AND OTHER BORROWING ARRANGEMENTS

           The Company has available a $2,000,000 demand line of credit secured by the Company's assets and the assets of the Company's Chairman of the Board. Interest is charged on a 90 day contract period at the lower of the prime lending rate or LIBOR plus 150 basis points. Interest is payable monthly. Amounts outstanding under the line amounted to $1,880,400 at November 30, 1998.

           During the years ended November 30, 1998 and 1997, a principal shareholder and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 1998, the Company had notes payable of $551,000 (bearing interest at the prime rate) to its principal shareholder, CPS Capital, Ltd., in connection with such unsecured loans.

           Interest expense for the years ended November 30, 1998 and 1997 amounted to $182,372 and $92,533, respectively.

NOTE 8.    CONVERTIBLE SUBORDINATED NOTES PAYABLE

           In connection with the acquisition of Monitek on November 30, 1996, the Company issued convertible notes having aggregate face and discounted values of $622,000 and $468,000, respectively. The unsecured notes, which are subordinated to all present and future obligations of the Company, have a stated interest rate of 5.05% per annum and were discounted using a yield rate of 15% to reflect management's estimate of the fair value of the debt.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 8.    CONVERTIBLE SUBORDINATED NOTES PAYABLE (CONTINUED)

           Interest on the notes is payable annually (November 30) in shares of the Company's common stock based on the average of the bid and ask prices of the shares on the last ten trading days prior to the date on which the interest payment is due. Interest expense related to the convertible subordinated notes payable amounted to approximately $14,645 and $31,400 for the years ended November 30, 1998 and 1997, respectively. In 1998, the Company issued 1,118,467 shares of common stock in satisfaction of the accrued interest. The notes were convertible at various rates ($.0194 and $.0562 on $136,414 and $485,586 of face amount, respectively) averaging $.03 per face amount of debt, into an aggregate of 15,671,969 shares of the Company's common stock.

           The notes were convertible by the holder 300 days after the second anniversary of issuance and earlier under certain conditions including certain changes in control or the restructuring/recapitalization of the Company. The notes could be converted at the Company's option 345 days after the second anniversary of issuance into that number of shares by dividing the face amount of the note by $.075 or at a time earlier at the standard conversion rates ($.0194 and $.0562) if there is a proxy contest for control of the Company's Board of Directors or if the Company is unable, in the judgment of the Company's Board of Directors, without compelling such a conversion, to obtain the requisite shareholder vote to approve a material transaction approved by the Board of Directors. The conversion terms contain standard anti-dilutive provisions to adjust the conversion price. In the event the notes are not converted, they become due on November 30, 1999.

           In 1998, a board resolution was proposed to allow the holder of significantly all of the Company's convertible subordinated notes payable to convert its notes immediately without regard to restrictions thereon in the hopes of reducing the amount of the Company's debt. The holder agreed to convert the notes if CPS Capital, Ltd. ("CPS") purchased the common shares that would be held by the holder following conversion. CPS agreed to purchase the common shares (including shares issued in satisfaction of accrued interest) for approximately $230,000. Pursuant to the board resolution, convertible notes, having a face value of $609,578 and a carrying value of $529,690, were converted into 15,450,937 shares of the Company's common stock. The remaining face and carrying values of the subordinated notes at November 30, 1998 amounted to $12,423 and $10,810, respectively.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 9.    CONSULTING CONTRACTS PAYABLE

           In connection with the purchase of Cypress (see Note 3), the Company entered into consulting agreements with the principal stockholders of Cypress. Payments under the agreements total $385,049 and are payable over thirty-six months. The Company has included the cost of the contracts in other assets and the payment requirements as a liability in its financial statements. The cost of contracts will be ratably expensed over the thirty-six month period of the contracts. As of November 30, 1998, the following is a schedule of future payment requirements:


                   1999            $ 96,150
                   2000             128,350
                   2001             128,350
                   2002              32,199
                                   --------

                                   $385,049
                                   ========

NOTE 10.   COMMITMENTS AND CONTINGENCIES

           The Company leases certain equipment and occupies premises under various operating leases, certain of which are with a principal shareholder. Rental expense amounted to approximately $272,000 and $320,400 (of which $32,500 and $57,900 were for related party leases) for the years ended November 30, 1998 and 1997, respectively. Future minimum payments under leases that have initial or remaining terms in excess of one year are as follows at November 30, 1998:


                 1999            $279,950
                 2000             109,400
                 2001             120,289
                                 --------

                                 $509,639
                                 ========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 11.   STOCK INCENTIVE PLAN

           The Company has a long-term incentive plan ("Incentive Plan") to provide current and future directors, officers and employees incentives to stimulate their active interest in the development and financial success of the Company. The Incentive Plan provides for the granting of "incentive stock options," under Section 422 of the Internal Revenue Code of 1986, as amended, or other stock options, stock appreciation rights, restricted or nonrestricted stock awards to purchase not more than 7,000,000 shares (which shares have been reserved by the Company) of common stock as determined by the Company's Incentive Plan Committee (the "Committee"). The option prices per share of common stock, which is the subject of incentive stock options and other stock options under the Incentive Plan, shall not be less than 100% of the fair market value of the Company's shares of common stock on the date such option is granted. The Committee shall determine when each option is to expire but no option shall be exercisable for a period of more than 10 years from the date upon which the option is granted. Generally, options granted under the Incentive Plan vest or terminate upon the employee leaving the Company and are subject to automatic acceleration of any vesting requirements given certain changes in control of the Company.

           Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners: (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 1998, the Company has not granted any awards under the Incentive Plan.

           Stock options outstanding at November 30, 1996 consisted of Monitek stock options that were automatically converted, at the date of acquisition (see Note 3), into options to purchase 2,583,110 of the Company's common shares at an average exercise price of $.1038 per share and a range of $.0725 to $.1812 per share. During the year ended November 30, 1997, 241,412 shares under option were forfeited and 689,749 shares under option expired by their terms but were extended for an additional 18 months with an exercise price equal to the original exercise price of $.1812 per share (the fair value of the options under SFAS 123 was not material). During the year ended November 30, 1998, 1,307,075 shares under option expired. The options outstanding to purchase 1,034,623 shares of the Company's common stock (as of November 30, 1998) have an average exercise price of $.1450 per share, an exercise price range of $.0725 to $.1812 per share and expire in varying amounts between June 1999 and March 2000.

NOTE 12.   PROFIT-SHARING PLAN

           The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 1998 and 1997.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 13.   INCOME TAXES

           As referred to in Note 1, the Company utilizes SFAS 109, Accounting for Income Taxes. A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

                                                          1998      1997
                                                         ------    ------
            Expected federal income tax benefit at
              the statutory rate                          (34.0)%   (34.0)%

            Increase in taxes resulting from:
              Effect of operating loss for which no tax
                carrybacks are available                   33.9      33.6
              Other                                         0.1       0.4
                                                         ------    ------
                                                              -%        -%
                                                         ------    ------


           The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

                                                      1998          1997
                                                   -----------   -----------
            Deferred tax assets:
              Allowance for doubtful accounts and
               miscellaneous other                 $   (24,200)  $    (8,800)
              Net operating loss carryforward        1,525,400       919,000
                                                   -----------   -----------
                Total gross deferred tax assets      1,501,200       910,200
              Less valuation allowance               1,501,200       910,200
                                                   -----------   -----------

                 Net deferred tax assets             $       -     $       -
                                                   ===========   ===========


           The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

           The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 1998 and 1997, the Company recorded increases of $591,000 and $578,200, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 13.   INCOME TAXES (CONTINUED)

           At November 30, 1998, the Company had approximately $10,751,000 of net operating loss carryforwards available to offset future federal taxable income. The federal net operating loss carryforwards expire at various dates through 2018. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that are subject to limitations as a result of these provisions.

NOTE 14.   LOSS ON SALE OF ASSETS

           In September 1998, the Company divested itself of Sentex Systems, Inc.'s operation, which generated less than 15% of the Company's revenues, but a much more significant part of the Company's losses. The Company agreed to sell all of the outstanding capital stock of Sentex Systems, Inc. to a company which is principally owned by Amos Linenberg. Prior to the sale, Mr. Linenberg was the President of Sentex Systems, Inc. and an Executive Vice President of the Company. In the past, Mr. Linenberg has been a principal shareholder of the Company and served as a director of the Company. In consideration for all of the capital stock of Sentex Systems, Inc., Mr. Linenberg terminated his existing Employment Agreement as of June 30, 1998, which, from July 1, 1998 through February 28, 2000, would have required payments to Mr. Linenberg of approximately $325,000. Except for approximately $20,000 in expenses, the Company paid all operating costs and expenses of Sentex Systems, Inc. through June 30, 1998 and the Buyer assumed all the costs and operating expenses of Sentex Systems, Inc. from July 1, 1998 through the closing. The Company incurred a $423,283 loss, representing the disposal of the net assets of Sentex Systems, Inc. In connection with the sale of Sentex Systems, Inc. to the Buyer, the Company has retained Mr. Linenberg to consult for the Company on an as needed basis.

NOTE 15.   RELATED PARTY TRANSACTIONS

           Effective March 1, 1996, the Company entered into a management agreement with an affiliate and significant shareholder, CPS Capital, Ltd., to perform management and executive services at an annual fee of $193,800, payable ratably each month, plus any reasonable "out-of-pocket" expenses. In June 1996, under the terms of the Amended and Restated Management Agreement, the annual fee was increased to $393,800 to account for the increase in tasks and responsibilities relating to the operation of Monitek. Due to the present financial condition of the Company, CPS has not received payment under the Amended and Restated Agreement since May 1997, but the Company has accrued such expense. On May 15, 1998, CPS and the Company entered into the Second Amended and Restated Management Services Agreement, pursuant to which CPS agreed to accept 5,025,745 common shares in lieu of accrued management fees equaling $196,900, representing fees for the second half of fiscal 1997.

           In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and, in December 1998, the parties agreed to reduce the fee to $200,000 for fiscal 1999. CPS and the Company have agreed that the balance due as of November 30, 1998, which totals $125,000, and the fee for fiscal 1999 will be paid at some future time when the financial condition of the Company improves.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 16.   SEGMENT AND GEOGRAPHIC INFORMATION

           The Company operates in one industry segment as described in Note 1. Sales and operating losses for the years ended November 30, 1998 and 1997, and identifiable assets classified by the major geographic areas in which the Company operates, are as follows:


                                   Year Ended November 30,
                                  -------------------------
                                      1998          1997
                                  -----------   -----------
Sales to unaffiliated customers:
 United States
  Domestic                        $ 2,109,442   $ 2,465,606
  Export sales                        423,040     1,369,700
  Continental Europe                3,057,109     3,669,348
Intercompany transfers                396,846       609,171
Eliminations                         (396,846)     (609,171)
                                  -----------   -----------

Net sales                           5,589,591     7,504,654

Operating loss:
 United States                     (2,053,572)   (1,546,507)
 Continental Europe                   (57,054)      (46,460)
                                  -----------   -----------

Total operating loss               (2,110,626)   (1,592,967)

Interest expense                     (223,597)     (172,201)

Other income (expense), net           129,567       (44,672)
                                  -----------   -----------

Loss before income tax expense    $(2,204,656)  $(1,809,840)
                                  ===========   ===========

Identifiable assets:
 United States                    $ 1,707,479   $ 3,528,239
 Continental Europe                 1,240,800     1,147,633
                                  -----------   -----------

Total assets                      $ 2,948,279   $ 4,675,872
                                  ===========   ===========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 17.   YEAR 2000 COMPLIANCE

           The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information. The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The estimated cost to address Year 2000 issues is not expected to have a material impact on the Company's business, operations or financial condition.

           In addition, the Company is communicating with external service providers to ensure that the providers are taking the appropriate action to address Year 2000 issues. However, there can be no assurance that the systems of third parties on which the Company's systems rely will convert, or that a conversion that is incompatible with the Company's systems would not have an adverse effect on the Company's systems.

                                 EXHIBIT INDEX

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