Form 10QSB
period 1999-02-28
SENTEX SENSING TECHNOLOGY INC
filed 1999-04-14
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

     Commission File Number  0-13328


                         SENTEX SENSING TECHNOLOGY, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New Jersey                                                22-2333899
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1801 East Ninth Street, Cleveland, Ohio                     44114
----------------------------------------                ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (216)687-9133
                                                   ---------------

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

                          Yes   [X]      No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,919,762.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     NOVEMBER 30, 1998 AND FEBRUARY 28, 1999



                                                   NOVEMBER 30,      FEBRUARY 28,
                                                       1998              1999
                                                     (AUDITED)        (UNAUDITED)
                                                    ----------        ----------
      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $  111,133        $   67,167
  Accounts receivable                                  699,409           710,885
  Inventories                                        1,118,990         1,164,829
  Other Current Assets                                  62,279            99,553
                                                    ----------        ----------

  TOTAL CURRENT ASSETS                               1,991,811         2,042,434

EQUIPMENT AND IMPROVEMENTS - [NET
   OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION]                                       175,500           170,306

OTHER ASSETS
  Goodwill and other tangibles                         376,784           372,948
  Consulting contracts and other assets                404,184           402,385
                                                    ----------        ----------

  TOTAL ASSETS                                      $2,948,279        $2,988,073
                                                    ==========        ==========




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     NOVEMBER 30, 1998 AND FEBRUARY 28, 1999


                                                     NOVEMBER 30,      FEBRUARY 28,
                                                         1998              1999
                                                       (AUDITED)        (UNAUDITED)
                                                      -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank loans                                          $ 1,880,400       $ 2,000,000
  Accounts payable                                        604,297           762,816
  Accrued expenses and other current liabilities          779,524           716,043
  Due to related party                                    551,000           591,000
                                                      -----------       -----------
     TOTAL CURRENT LIABILITIES                          3,815,221         4,069,859
                                                      -----------       -----------

LONG-TERM DEBT
   Convertible subordinated notes payable                  10,810            11,584
   Other Accrued Expenses                                 288,899           267,349
                                                      -----------       -----------

     TOTAL LONG-TERM DEBT                                 299,709           278,933
                                                      -----------       -----------

STOCKHOLDERS' EQUITY:
   Common stock, no par value, authorized
     200,000,000 shares, issued 87,865,762
     and 87,865,762 shares, outstanding
     78,919,762 and 78,919,762 shares,
     respectively                                       2,880,079         2,880,079
   Accumulated deficit                                 (3,759,211)       (3,951,165)
   Treasury shares at cost, 8,946,000 shares             (313,218)         (313,218)
   Cumulative translation adjustment                       25,699            23,585
                                                      -----------       -----------
     TOTAL STOCKHOLDERS' EQUITY                        (1,166,651)       (1,360,719)
                                                      -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,948,279       $ 2,988,073
                                                      ===========       ===========



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND
                          FEBRUARY 28, 1998 [UNAUDITED]


                                                    THREE MONTHS ENDED
                                              FEBRUARY 28,       FEBRUARY 28,
                                                  1999               1998
                                              ------------       ------------
Net sales                                     $  1,231,601       $  1,350,272

Cost of sales                                      609,259            707,954
                                              ------------       ------------

     Gross profit                                  622,342            642,318


Selling, General and Admin.                        724,146          1,024,313
Research and Development                            39,176             72,504
                                              ------------       ------------

      Operating loss                              (140,980)          (454,499)
                                              ------------       ------------

Other income (expense)
       Interest income                                   0             15,092
       Other income                                 12,583              2,317
       Interest expense                            (51,081)           (52,428)
       Foreign currency transaction loss           (12,476)            (7,785)
                                              ------------       ------------

         Loss before income tax expense           (191,954)          (497,303)

Provision for income taxes                               0                  0
                                              ------------       ------------

       Net loss                               $   (191,954)      $   (497,303)
                                              ============       ============


Net loss per share                            $       0.00       $      (0.01)
                                              ============       ============

Weighted Average Number of
  Shares Outstanding                            78,919,762         78,919,762
                                              ============       ============


See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND
                          FEBRUARY 28, 1998 [UNAUDITED]


                                                                    THREE MONTHS ENDED
                                                              FEBRUARY 28,      FEBRUARY 28,
                                                                  1999             1998
                                                              -----------       -----------
OPERATING ACTIVITIES:
  Net loss                                                    $  (191,954)      $  (497,303)
  Adjustments to reconcile net [loss] income to net cash
    Provided by [used in] operating activities:
    Depreciation and amortization                                  15,609            15,041
  Change in assets and liabilities:
    [Increase] decrease in:
      Accounts receivable                                         (11,476)          349,754
      Inventories                                                 (45,839)          (41,340)
      Other current assets                                        (37,274)          (73,391)
      Other assets                                                    (61)            1,684
    Increase [decrease] in:
      Accounts payable                                            158,519           313,580
      Accrued expenses and other current liabilities              (85,031)         (200,332)
      Currency translation adjustment                              (1,340)            3,772
                                                              -----------       -----------
    TOTAL ADJUSTMENTS                                              (6,893)          368,768
                                                              -----------       -----------
    NET CASH USED BY OPERATING ACTIVITIES                        (198,847)         (128,535)
                                                              -----------       -----------

INVESTING ACTIVITIES:
  Acquisition of equipment and improvements                        (4,719)           (4,023)
                                                              -----------       -----------
NET CASH USED BY INVESTING ACTIVITIES                              (4,719)           (4,023)
                                                              -----------       -----------

FINANCING ACTIVITIES:
  Net proceeds on note payable - bank                             119,600            80,400
  Net proceeds on note payable - related party                     40,000                 0
                                                              -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         159,600            80,400
                                                              -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (43,966)          (52,158)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                  111,133         1,331,981
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS - END OF PERIODS                    $    67,167       $ 1,279,823
                                                              ===========       ===========


See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at February 28, 1999 and the results of operations and cash flows for the three months ended February 28, 1999 and February 28, 1998.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998 (Commission File No. 2-13328).

[2] The results of operations for the three months ended February 28, 1999 and February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                                  FEBRUARY 28,
                                                      1999
                                                  -----------
                Raw Materials                      $  401,762
                Work-in-Process                       173,594
                Finished Goods                        589,473
                                                  -----------
                   Total                          $1,164,829
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

[6] STOCKHOLDERS' EQUITY

On May 15, 1998, Clarion Capital Corporation ("Clarion") converted two convertible notes in the aggregate principal amount of $609,558 into an aggregate number of 16,569,404 Common Shares of the Company. Immediately thereafter, CPS Capital Ltd. ("CPS") purchased all 16,569,404 Common Shares from Clarion for $230,000. Such shares have not been issued by the transfer agent.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [CONT'D]


In addition, on May 15, 1998, CPS and the Company entered into the Second Amended and Restated Management Services Agreement, pursuant to which CPS agreed to accept 5,025,745 Common Shares in lieu of accrued management fees equaling $196,900. Such shares have not been issued by the transfer agent. All the shares acquired by CPS were acquired for investment purposes.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company formed two wholly owned subsidiaries, Sentex Systems, Inc., ("Systems") and Sentex Acquisitions Corp. on May 31, 1991, to separate the present operations of the Company into a subsidiary to continue the business of designing, developing and marketing gas chromatographic devices, and a subsidiary to develop and acquire new investment opportunities. On September 4, 1998, all of the outstanding capital stock of Systems was sold (see explanation below under Financial Condition) and the Company is no longer in the gas chromatography business.

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

Hereinafter the "Company" shall refer to Sentex Sensing Technology, Inc. and its wholly owned subsidiary, Monitek.

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

In March 1998, the Company purchased Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line that has subsequently been folded into the Monitek product line. The acquisition was not material to the overall business of the Company.

FINANCIAL CONDITION

Working capital decreased to a negative $2,033,000 at February 28, 1999, as compared to a negative $1,823,000 as of November 30, 1998. The decrease in working capital is primarily due to the losses sustained by the Company during the first quarter of Fiscal 1998. Cash and cash equivalents equaled approximately $67,000 as of February 28, 1999, compared with $111,000 as of November 30, 1998. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1998, the Company's recurring losses from operations

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)



and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's immediate working capital needs, the Company has established a bank line of credit of $2,000,000, which was fully drawn on as of February 28, 1999. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of February 28, 1999, there was an outstanding borrowing of $591,000 on such loans. As a result of the acquisition of Cypress, the Company is obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over the next four fiscal years. Approximately $246,000 of such amounts are payable in fiscal 1999. On February 16, 1999, a payment of $150,000 became due under the terms of the Cypress purchase agreement but the Company has not yet made such payment. The former shareholders of Cypress have sent the Company a notice of default. The Company has indicated that it will make payments to the Cypress shareholders before the end of April 1999. There are currently no material commitments anticipated for capital expenditures during fiscal 1999.

To address the Company's working capital needs on a more long-term basis, the Company will attempt to generate cash from internal operations of the Company. To control the operating losses attributable to Systems, which totaled approximately $700,000 during fiscal 1998, the Company sold Systems to ALR. In addition, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Company's management has made other significant reductions in operating expense. The Company estimates that these measures will save the Company approximately $40,000 per month.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)



In connection with the sale of Systems to the Buyer, the Company retained Mr. Linenberg to consult for the Company on an as needed basis. The consulting period began effective July 1, 1998 and continued through December 31, 1998. Mr. Linenberg received approximately $12,000 per month under this consulting arrangement.

Even after divesting itself of Systems and further reducing operating expenses, however, there can be no assurance that the Company will generate a positive cash flow for Fiscal 1999. The ultimate profitability of the Company depends, in large part, on increasing the sales of Monitek products and continuing to reduce expenses.

Net Operating Losses; IC-DISC

The Company has approximately $10,751,000 in net operating losses as of fiscal 1998, which will expire at various dates through the year 2012 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $10,751,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

As of April 1, 1991, Monitek's IC-DISC, Monitek International, Inc., was effectively terminated. As a result, Monitek had begun repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 has been and will continue to be recognized as income, for tax return purposes, over the 10-year period ending March 31, 2001.


RESULTS OF OPERATIONS

Quarter  Ended February 28, 1999 Compared to Quarter Ended February 28, 1998

The Company's net sales decreased by 9%, to $1,232,000 for the three months ended February 28, 1999 ("Fiscal 1999 Three Months") from $1,350,000 for the three months ended February 28, 1998 ("Fiscal 1998 Three Months"). Sales of Systems' products decreased to zero for the Fiscal 1999 Three Months compared to $164,000 for Fiscal 1998, as a result of the sale of Systems to ALR Group. Monitek's domestic sales increased by $78,000, or 22% and export sales from the United States decreased by $25,000, or 21%, primarily as a result of more focused sales efforts pertaining to the Company's core products. Sales to Continental Europe by Monitek GmbH decreased by $57,000, or 9%, from the Fiscal 1998 Three Months to the Fiscal 1999 Three Months, primarily as a result of weakness in the European economy.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)



Cost of goods sold, as a percentage of sales, decreased to 49% for the Fiscal 1999 Three Months from 52% for the Fiscal 1998 Three Months. Direct material costs decreased to 34% for the Fiscal 1998 Three Months from 37% for the comparable Fiscal 1997 period, primarily as a result of a change in product mix, while labor and overhead remained constant at 15% of net sales.

Selling, general and administrative expenses decreased to $724,000 for the Fiscal 1999 Three Months from $1,024,000 for the Fiscal 1998 Three Months. The sale of Systems, which had total expenses of $212,000 during the Fiscal 1998 Three Months, accounted for the majority of the total reduction. In addition, cost reduction measures which were implemented by management during the second half of Fiscal 1998 resulted in a decrease of approximately $90,000 for the Fiscal 1999 Three Months as compared to the Fiscal 1998 Three Months.

Research and development expenses decreased to $39,000 for the Fiscal 1999 Three Months from $73,000 for the Fiscal 1998 Three Months, primarily as a result of the sale of Systems, which accounted for $43,000 of the expenses for the Fiscal 1998 Three Months.

Net losses decreased to $192,000 for the Fiscal 1999 Three Months from $497,000 for the Fiscal 1998 Three Months, primarily as a result of the decrease in cost of goods sold, as a percentage of sales and the decreases in selling, general and administrative expenses and research and development expenses.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)



In February 1998, SFAS 132, Employers' Disclosures about Pensions and other Postretirement Benefits, was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement pension plans but does not change the measure or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management believes that this pronouncement will have no material effect on the Company's financial statements or disclosures thereto.

In June 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1998. Management believes this pronouncement will have no effect on the financial statements.

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



Date:   April 14, 1998            SENTEX SENSING TECHNOLOGY, INC.



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