Form 10QSB
period 1999-05-31
SENTEX SENSING TECHNOLOGY INC
filed 1999-07-15
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number  0-13328

                         SENTEX SENSING TECHNOLOGY, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                22-2333899
---------------------------------         --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1801 East Ninth Street, Cleveland, Ohio                               44114
-----------------------------------------                           ------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code  (216)687-9133


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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 1998 AND MAY 31, 1999



                                                   NOVEMBER 30,         MAY 31,
                                                       1998              1999
                                                     (AUDITED)        (UNAUDITED)
                                                    ----------        ----------
      ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                        $  111,133        $   35,708
   Accounts receivable                                 699,409           690,145
   Inventories                                       1,118,990         1,190,702
   Other Current Assets                                 62,279           110,536
                                                    ----------        ----------

   TOTAL CURRENT ASSETS                              1,991,811         2,027,091

EQUIPMENT AND IMPROVEMENTS - [NET
   OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION]                                       175,500           145,273

OTHER ASSETS
  Goodwill and other tangibles                         376,784           367,923
  Consulting contracts and other assets                404,184           400,585
                                                    ----------        ----------

   TOTAL ASSETS                                     $2,948,279        $2,940,872
                                                    ==========        ==========






See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 1998 AND MAY 31, 1999



                                                      NOVEMBER 30,         MAY 31,
                                                          1998              1999
                                                        (AUDITED)        (UNAUDITED)
                                                       -----------       -----------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank loans                                          $ 1,880,400       $ 2,000,000
   Accounts payable                                        604,297           825,946
   Accrued expenses and other current liabilities          779,524           539,924
   Due to related party                                    551,000           889,000
                                                       -----------       -----------

   TOTAL CURRENT LIABILITIES                             3,815,221         4,254,870
                                                       -----------       -----------

LONG-TERM DEBT
   Convertible subordinated notes payable                   10,810            11,584
   Other Accrued Expenses                                  288,899           267,349
                                                       -----------       -----------

   TOTAL LONG-TERM DEBT                                    299,709           278,933
                                                       -----------       -----------

STOCKHOLDERS' EQUITY:
    Common stock, no par value, authorized
      200,000,000 shares, issued 87,865,762
      and 87,865,762 shares, outstanding
      78,919,762 and 78,919,762 shares,
      respectively                                       2,880,079         2,880,079
    Accumulated deficit                                 (3,759,211)       (4,187,254)
    Treasury shares at cost, 8,946,000 shares             (313,218)         (313,218)
    Cumulative translation adjustment                       25,699            27,462
                                                       -----------       -----------

   TOTAL STOCKHOLDERS' EQUITY                           (1,166,651)       (1,592,931)
                                                       -----------       -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,948,279       $ 2,940,872
                                                       ===========       ===========



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]



                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            -----------------------------     -----------------------------
                                                MAY 31,         MAY 31,           MAY 31,         MAY 31,
                                                 1999            1998              1999            1998
                                            ------------     ------------     ------------     ------------
Net sales                                   $  1,174,828     $  1,624,552     $  2,406,429     $  2,974,824

Cost of sales                                    601,965          812,118        1,211,224        1,520,072
                                            ------------     ------------     ------------     ------------

       Gross profit                              572,863          812,434        1,195,205        1,454,752

Selling, General and Admin                       656,262        1,122,609        1,380,408        2,146,922
Research and Development                          51,213           79,044           90,389          151,548
                                            ------------     ------------     ------------     ------------

       Operating loss                           (134,612)        (389,219)        (275,592)        (843,718)
                                            ------------     ------------     ------------     ------------

Other income (expense)
       Interest income                                 0           20,366                0           35,458
       Other income(expense)                      (1,427)           6,081           11,156            8,398
       Interest expense                          (52,605)         (68,690)        (103,686)        (121,118)
       Foreign currency transaction loss         (47,445)           3,262          (59,921)          (4,523)
                                            ------------     ------------     ------------     ------------

          Loss before income tax expense        (236,089)        (428,200)        (428,043)        (925,503)

Provision for income taxes                             0                0                0                0
                                            ------------     ------------     ------------     ------------

       Net loss                             $   (236,089)    $   (428,200)    $   (428,043)    $   (925,503)
                                            ============     ============     ============     ============


Net loss per share                          $          0     $          0     $      (0.01)    $      (0.01)
                                            ============     ============     ============     ============

Weighted Average Number of
   Shares Outstanding                         78,919,762       78,919,762       78,919,762       78,919,762
                                            ============     ============     ============     ============





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]



                                                                      SIX MONTHS ENDED
                                                                  MAY 31,           MAY 31,
                                                                   1999              1998
                                                               -----------       -----------
OPERATING ACTIVITIES:
   Net loss                                                    $  (428,043)      $  (925,503)
   Adjustments to reconcile net [loss] income to net cash
     Provided by [used in] operating activities:
      Depreciation and amortization                                 47,467            32,807
   Change in assets and liabilities:
     [Increase] decrease in:
       Accounts receivable                                           9,264           171,633
       Inventories                                                 (71,712)           39,538
       Other current assets                                        (48,318)          (38,473)
     Increase [decrease] in:
       Accounts payable                                            221,649           177,560
       Accrued expenses and other current liabilities             (260,376)         (158,798)
       Currency translation adjustment                               1,763             1,824
                                                               -----------       -----------
     TOTAL ADJUSTMENTS                                            (100,263)          226,091
                                                               -----------       -----------

   NET CASH USED BY OPERATING ACTIVITIES                          (528,306)         (699,412)
                                                               -----------       -----------

INVESTING ACTIVITIES:
   Acquisition of equipment and improvements                        (4,719)           (5,601)
   Payment to prior shareholder                                          0           (33,333)
                                                               -----------       -----------

NET CASH USED BY INVESTING ACTIVITIES                               (4,719)          (38,934)
                                                               -----------       -----------
FINANCING ACTIVITIES:
   Net proceeds on note payable - bank                             119,600            95,400
   Net proceeds on note payable - related party                    338,000           551,000
   Net decrease in factoring of accounts receivable                      0                 0
                                                               -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          457,600           646,400
                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (75,425)          (91,946)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                  111,133         1,331,981
                                                               -----------       -----------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                  $    35,708       $ 1,240,035
                                                               ===========       ===========


See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at May 31, 1999 and the results of operations and cash flows for the three months ended May 31, 1999 and May 31, 1998.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998 (Commission File No. 2-13328).

[2] The results of operations for the three months ended May 31, 1999 and May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                                              MAY 31,
                                                               1999
                                                            ----------
          Raw Materials                                     $  398,673
          Work-in-Process                                      182,639
          Finished Goods                                       609,390
                                                            ----------
             Total                                          $1,190,702
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

FINANCIAL CONDITION

Working capital decreased to a negative $2,228,000 at May 31, 1999, as compared to a negative $1,823,000 as of November 30, 1998. The decrease in working capital is primarily due to the losses sustained by the Company during the first half of Fiscal 1998. Cash and cash equivalents equaled approximately $36,000 as of May 31, 1999, compared with $111,000 as of November 30, 1998. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1998, the Company's recurring losses from operations and

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS (CONT'D)



the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's immediate working capital needs, the Company has established a bank line of credit of $2,000,000, which was fully drawn on as of May 31, 1999. This line of credit is secured by the personal guarantee of Robert
S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of May 31, 1999, there was an outstanding borrowing of $889,000 on such loans. As a result of the acquisition of Cypress, the Company became obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over the next four fiscal years. An initial payment of $150,000 was made to the Cypress shareholders in May 1999, and an additional sum of approximately $96,000, of which $43,000 of such amounts is currently past due, are payable in fiscal 1999.

To address the Company's working capital needs on a more long-term basis, the Company will attempt to generate cash from internal operations of the Company. To control the operating losses attributable to Systems, which totaled approximately $700,000 during fiscal 1998, the Company sold Systems to ALR Group, Incorporated ("ALR"). In addition, during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, the Company's management has made other significant reductions in operating expense. The Company estimates that these measures will save the Company approximately $40,000 per month.

On September 4, 1998, the Company completed the sale of all of the outstanding capital stock of Systems to ALR, which is principally owned by Amos Linenberg ("Linenberg"). Prior to the sale, Linenberg was the President of Systems and an Executive Vice President of the Company. In the past, Linenberg has been a principal shareholder of the Company and served as a director of the Company.

In consideration for all of the capital stock of Systems, ALR caused Mr. Linenberg to terminate his existing Employment Agreement as of June 30, 1998, which from July 1, 1998 through February 28, 2000 would have required payments to Mr. Linenberg of approximately $325,000. Except for approximately $20,000 in expenses, the Company paid all operating costs and expenses of Systems through June 30, 1998 and ALR assumed all the costs and operating expenses of Systems from July 1, 1998 through the closing. The Company incurred a $447,327 loss, representing the disposal of the net assets of Systems.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS (CONT'D)



RESULTS OF OPERATIONS

Six Months Ended May 31, 1999 Compared to Six Months Ended May 31, 1998

The Company's net sales decreased by 19%, from $2,975,000 for the six months ended May 31, 1998 ("Fiscal 1998 Six Months") to $2,406,000 for the six months ended May 31, 1999 ("Fiscal 1999 Six Months"). Sales of Systems' products decreased to zero for the Fiscal 1999 Six Months compared to $292,000 for Fiscal 1998, as a result of the sale of Systems to ALR. Monitek's domestic sales decreased by $63,000, or 7%, while export sales from the United States decreased by $12,000, or 6%. Sales to Continental Europe by Monitek GmbH decreased by $202,000, or 13%, from the Fiscal 1998 Six Months to the Fiscal 1999 Six Months, primarily as a result of weakness in the European economy.

Cost of goods sold, as a percentage of sales, decreased to 50% for the Fiscal 1999 Six Months from 51% for the Fiscal 1998 Six Months, primarily as a result of a change in product mix. Direct labor and overhead decreased to 13% of net sales for the Fiscal 1999 Three Months from 14% for the comparable Fiscal 1998 period, while material costs remained constant at 37% of net sales.

Selling, general and administrative expenses decreased to $1,380,000 for the Fiscal 1999 Six Months from $2,147,000 for the Fiscal 1998 Six Months. The sale of Systems, which had total expenses of $413,000 during the Fiscal 1998 Six Months, accounted for the majority of the total reduction. Cost reduction measures, which were implemented by management during the second half of Fiscal 1998, resulted in a decrease of approximately $240,000 for the Fiscal 1999 Six Months as compared to the Fiscal 1998 Six Months.

Research and development expenses decreased to $90,000 for the Fiscal 1999 Six Months from $152,000 for the Fiscal 1998 Six Months, primarily as a result of a decrease in activities by outside consultants.

Operating losses decreased to $275,000 for the Fiscal 1999 Six Months from $844,000 for the Fiscal 1998 Six Months, primarily as a result of the reduction in selling, general and administrative expenses, the reduction in research and development expenses and the sale of Systems to ALR, partially offset by the decrease in sales.

Foreign currency transactions between Monitek and its German subsidiary resulted in losses of $60,000 for the Fiscal 1999 Six Months and $5,000 for the Fiscal 1998 Six Months as a result of fluctuations in the value of the U.S. Dollar relative to the DM.

Net losses decreased to $428,000 for the Fiscal 1999 Six Months from $925,000 for the Fiscal 1998 Six Months, primarily as a result of the decrease in operating losses, partially offset by the increase in foreign currency exchange losses.

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

                              II. OTHER INFORMATION


ITEM 2

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

ITEM 5

                         TERMINATION OF LETTER OF INTENT

On or about April 17, 1999, the Company filed a press release disclosing that it had entered into a non-binding letter of intent to sell substantially all of the assets of Monitek. The terms of the Letter of Intent expired on July 1, 1999. The Company has not extended the Letter of Intent and, for the time being, has ceased negotiations with the potential acquirer.


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

(b)      Not applicable




                                    SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



Date:  July 15, 1999              SENTEX SENSING TECHNOLOGY, INC.



                                  By: /s/ Robert S. Kendall
                                     -------------------------------------------
                                      Robert S. Kendall, Chief Executive Officer



                                  By: /s/ James S. O'Leary
                                     -------------------------------------------
                                      James S. O'Leary, Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------
  27.1                        Financial Data Schedule