Form 10QSB
period 1999-08-31
SENTEX SENSING TECHNOLOGY INC
filed 1999-10-14
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999
                               ---------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-13328
                       -------

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 1998 AND AUGUST 31, 1999


                                             NOVEMBER 30,      AUGUST 31,
                                                 1998             1999
                                               (AUDITED)       (UNAUDITED)
                                             ------------      -----------
      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $  111,133       $   69,632
   Accounts receivable                           699,409          618,644
   Inventories                                 1,118,990        1,126,762
   Other Current Assets                           62,279           51,253
                                              ----------       ----------

   TOTAL CURRENT ASSETS                        1,991,811        1,886,291

EQUIPMENT AND IMPROVEMENTS - [NET
   OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION]                                 175,500          137,084

OTHER ASSETS
  Goodwill and other tangibles                   376,784          362,898
  Consulting contracts and other assets          404,184          350,635
                                              ----------       ----------

   TOTAL ASSETS                               $2,948,279       $2,716,908
                                              ==========       ==========






See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 1998 AND AUGUST 31, 1999


                                                         NOVEMBER 30,       AUGUST 31,
                                                            1998               1999
                                                          (AUDITED)         (UNAUDITED)
                                                         -----------        -----------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank loans                                             $ 1,880,400        $ 2,000,000
    Accounts payable                                         604,297            626,364
    Accrued expenses and other current liabilities           779,524            640,307
    Due to related party                                     551,000          1,179,000
                                                         -----------        -----------

      TOTAL CURRENT LIABILITIES                            3,815,221          4,445,671
                                                         -----------        -----------

LONG-TERM DEBT
  Convertible subordinated notes payable                      10,810             11,584
  Other Accrued Expenses                                     288,899            181,900
                                                         -----------        -----------

      TOTAL LONG-TERM DEBT                                   299,709            193,484
                                                         -----------        -----------

STOCKHOLDERS' EQUITY:
  Common stock, no par value, authorized
    200,000,000 shares, issued 87,865,762
    and 87,865,762 shares, outstanding
    78,919,762 and 78,919,762 shares, respectively         2,880,079          2,880,079
  Accumulated deficit                                     (3,759,211)        (4,514,015)
  Treasury shares at cost, 8,946,000 shares                 (313,218)          (313,218)
  Cumulative translation adjustment                           25,699             24,907
                                                         -----------        -----------

      TOTAL STOCKHOLDERS' EQUITY                          (1,166,651)        (1,922,247)
                                                         -----------        -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 2,948,279        $ 2,716,908
                                                         ===========        ===========








See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                               ----------------------------      ----------------------------
                                               AUGUST 31,       AUGUST 31,       AUGUST 31,       AUGUST 31,
                                                  1999             1998             1999             1998
                                               -----------      -----------      -----------      -----------
Net sales                                      $ 1,098,639      $ 1,418,800      $ 3,505,068      $ 4,393,624

Cost of sales                                      597,089          744,268        1,808,313        2,264,340
                                               -----------      -----------      -----------      -----------

       Gross profit                                501,550          674,532        1,696,755        2,129,284

Selling, General and Admin.                        715,527        1,122,002        2,095,935        3,268,924
Research and Development                            44,572           38,939          134,961          190,487
                                               -----------      -----------      -----------      -----------

       Operating loss                             (258,549)        (486,409)        (534,141)      (1,330,127)
                                               -----------      -----------      -----------      -----------

Other income (expense)
       Interest income                                   0            9,028                0           44,486
       Other income                                   (740)          11,258           10,416           19,656
       Interest expense                            (61,089)         (60,883)        (164,775)        (182,001)
       Loss on Disposal of Assets                        0         (447,327)               0         (447,327)
       Foreign currency transaction loss            (6,383)          23,452          (66,304)          18,929
                                               -----------      -----------      -----------      -----------

          Loss before income tax expense          (326,761)        (950,881)        (754,804)      (1,876,384)

Provision for income taxes                               0                0                0                0
                                               -----------      -----------      -----------      -----------

       Net loss                                $  (326,761)     $  (950,881)     $  (754,804)     $(1,876,384)
                                               ===========      ===========      ===========      ===========


Net loss per share                             $     (0.00)     $     (0.01)     $     (0.01)     $     (0.02)
                                               ===========      ===========      ===========      ===========

Weighted Average Number of
   Shares Outstanding                           78,919,762       78,919,762       78,919,762       78,919,762
                                               ===========      ===========      ===========      ===========







See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]


                                                                     NINE MONTHS ENDED
                                                               AUGUST 31,         AUGUST 31,
                                                                   1998              1999
                                                               -----------        ---------
OPERATING ACTIVITIES:
  Net loss                                                     $(1,876,384)       $(754,804)
  Adjustments to reconcile net [loss] income to net cash
    Provided by [used in] operating activities:
    Depreciation and amortization                                   74,849           58,417
  Change in assets and liabilities:
    [Increase] decrease in:
      Accounts receivable                                          521,882           80,765
      Inventories                                                  351,933           (7,772)
      Other assets                                                 (27,725)          59,116
    Increase [decrease] in:
      Accounts payable                                            (310,127)          22,067
      Accrued expenses and other liabilities                       141,637         (245,442)
      Currency translation adjustment                               (8,850)            (792)
                                                               -----------        ---------

    TOTAL ADJUSTMENTS                                              743,599          (33,641)
                                                               -----------        ---------

  NET CASH USED BY OPERATING ACTIVITIES                         (1,132,785)        (788,445)
                                                               -----------        ---------

INVESTING ACTIVITIES:
  Acquisition of equipment and improvements                        (16,795)            (656)
  Payment to prior shareholder                                     (33,333)               0
                                                               -----------        ---------

NET CASH USED BY INVESTING ACTIVITIES                              (50,128)            (656)
                                                               -----------        ---------

FINANCING ACTIVITIES:
  Net proceeds on note payable - bank                              595,400          119,600
  Net proceeds on note payable - related party                     551,000          628,000
  Net decrease in factoring of accounts receivable                       0                0
                                                               -----------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,146,400          747,600
                                                               -----------        ---------

NET  DECREASE IN CASH AND CASH EQUIVALENTS                         (36,513)         (41,501)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                 1,331,981          111,133
                                                               -----------        ---------

  CASH AND CASH EQUIVALENTS - END OF PERIODS                   $ 1,295,468        $  69,632
                                                               ===========        =========



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at August 31, 1999 and the results of operations and cash flows for the six months ended August 31, 1999 and August 31, 1998.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998 (Commission File No. 2-13328).

[2] The results of operations for the six months ended August 31, 1999 and August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                                     AUGUST 31,
                                                        1999
                                                     ----------
               Raw Materials                         $  375,462
               Work-in-Process                          195,245
               Finished Goods                           556,055
                                                     ----------

                  Total                              $1,126,762
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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company formed two wholly owned subsidiaries, Sentex Systems, Inc., ("Systems") and Sentex Acquisitions Corp. on May 31, 1991, to separate the present operations of the Company into a subsidiary to continue the business of designing, developing and marketing gas chromatographic devices, and a subsidiary to develop and acquire new investment opportunities. On September 4, 1998, all of the outstanding capital stock of Systems was sold to the ALR Group, Incorporated ("ALR") and the Company is no longer in the gas chromatography business.

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

FINANCIAL CONDITION

Working capital decreased to a negative $2,559,000 at August 31, 1999, as compared to a negative $1,823,000 as of November 30, 1998. The decrease in working capital is primarily due to the losses sustained by the Company during the first three quarters of Fiscal 1999. Cash and cash equivalents equaled approximately $70,000 as of August 31, 1999, compared with $111,000 as of November 30, 1998. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1998, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, which was fully drawn on as of August 31, 1999. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of August 31, 1999, there was an outstanding borrowing of $1,179,000 on such loans. As a result of the acquisition of Cypress, the Company became obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over the next four fiscal years. As of August 31, 1999, payments of $172,000 had been made to the Cypress shareholders and an additional sum of approximately $86,000 is payable by the end of fiscal 1999.

To address the Company's working capital needs on a more long-term basis, the Company will attempt to generate cash from internal operations of the Company. To control the operating losses attributable to Systems, which totaled approximately $700,000 during fiscal 1998, the Company sold Systems to ALR. In addition, during the fourth quarter of fiscal 1998 and the first three quarters of fiscal 1999, the Company's management has made significant reductions in operating expenses, totaling approximately $40,000 per month. Additional cost reductions will also be made during the fourth quarter of fiscal 1999, which the Company estimates will save an additional $35,000 per month.

Even after reducing operating expenses, however, the Company does not expect to generate positive cash flow for Fiscal 1999. The ultimate profitability of the Company depends, in large part, on increasing the sales of Monitek products and continuing to reduce expenses.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


RESULTS OF OPERATIONS

Nine Months Ended August 31, 1999 Compared to Nine Months Ended August 31, 1998

The Company's net sales decreased by 20%, from $4,394,000 for the nine months ended August 31, 1998 ("Fiscal 1998 Nine Months") to $3,505,000 for the nine months ended August
31, 1999 ("Fiscal 1999 Nine Months"). Sales of Systems products decreased to zero for the Fiscal 1999 Nine Months compared to $344,000 for Fiscal 1998, as a result of the sale of Systems to ALR. Monitek's domestic sales decreased by $176,000, or 13%, while export sales from the United States decreased by $15,000, or 5%. Sales to Continental Europe by Monitek GmbH decreased by $354,000, or 15%, from the Fiscal 1998 Nine Months to the Fiscal 1999 Nine Months. The Company's management believes that the primary cause of these sales reductions was uncertainty on the part of customers and manufacturers' representatives regarding the strategic direction of the Company.

Cost of goods sold, as a percentage of sales, increased to 52% for the Fiscal 1999 Nine Months from 51% for the Fiscal 1998 Nine Months, primarily as a result of the decrease in sales without a corresponding reduction in direct labor and factory overhead. Direct labor and overhead increased to 15% of net sales for the Fiscal 1999 Three Months from 14% for the comparable Fiscal 1998 period, while material costs remained constant at 37% of net sales.

Selling, general and administrative expenses decreased to $2,096,000 for the Fiscal 1999 Nine Months from $3,268,000 for the Fiscal 1998 Nine Months. The sale of Systems, which had total expenses of $592,000 during the Fiscal 1998 Nine Months, accounted for a large percentage of the total reduction. Cost reduction measures, which were implemented by management during the second half of Fiscal 1998, resulted in a decrease of approximately $360,000 for the Fiscal 1999 Nine Months as compared to the Fiscal 1998 Nine Months. Sales commissions decreased to $663,000 from $783,000 as a direct result of the decrease in net sales.

Research and development expenses decreased to $135,000 for the Fiscal 1999 Nine Months from $190,000 for the Fiscal 1998 Nine Months, primarily as a result of a decrease in activities by outside consultants.

Operating losses decreased to $534,000 for the Fiscal 1999 Nine Months from $1,330,000 for the Fiscal 1998 Nine Months, primarily as a result of the reduction in selling, general and administrative expenses, the reduction in research and development expenses and the sale of Systems to ALR, partially offset by the decrease in sales.

Foreign currency transactions between Monitek and its German subsidiary resulted in a loss of $66,000 for the Fiscal 1999 Nine Months compared to a gain of $19,000 for the Fiscal

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


1998 Nine Months, as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.

During the Fiscal 1998 Nine Months, the Company incurred a $447,000 loss, representing the disposal of the net assets of Systems. There was no such expense during the Fiscal 1999 Nine Months.

Net losses decreased to $755,000 for the Fiscal 1999 Nine Months from $1,876,000 for the Fiscal 1998 Nine Months, primarily as a result of the decreased operating loss and the decreased loss related to the disposal of net assets of Systems, partially offset by the unfavorable change in foreign currency exchange rates.

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

(a)     Not applicable.

(b)     Not applicable.



                                    SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:  October 14, 1999      SENTEX SENSING TECHNOLOGY, INC.


                             By: /s/ Robert S. Kendall
                                 ----------------------------------------------
                                     Robert S. Kendall, Chief Executive Officer


                                 /s/ James S. O'Leary
                                 ----------------------------------------------
                                     James S. O'Leary, Chief Financial Officer

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule