Form 10KSB/A
period 1999-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2000-03-15
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No, 2-13328
                  For the fiscal year ending November 30, 1999

                         SENTEX SENSING TECHNOLOGY, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

                   New Jersey                               22-2333899
                  -----------                               ----------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


            1801 East Ninth Street
                 Cleveland, Ohio                             44114
                 ----------------                            -----
      (Address of principal executive offices)             (Zip Code)

                                 (216) 687-9133
                                 --------------
               (Registrant's telephone number including area code)

                             ----------------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Shares, no par value


         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on the Over-the Counter Bulletin Board on February 29, 2000: $7,891,976.

         Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of February 29, 2000 is 78,919,762.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)


Yes                    No     X
    -----                   -----



                       DOCUMENTS INCORPORATED BY REFERENCE


Part IV  -Item 13 - Exhibits, Financial Statement
   Schedules, and Reports on Form 8-K                                See Page 17


                                  ITEMS OMITTED

None.

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

         In March 1998, the Company purchased Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line, which has subsequently been folded into the Monitek product line.

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

         On March 14, 2000, the Company announced the sale of the business conducted by Monitek and Monitek GmbH to Metrisa, Inc. ("MTRE") of Bedford, Massachusetts. Under terms of the sale, the Company will sell substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities, and Metrisa stock. The consideration received upon the sale of the assets will not be sufficient to pay any dividends or distributions to the shareholders. Sentex intends to use the consideration received in the transaction to satisfy existing liabilities and, if available, purchase additional assets in other lines of business, which at this time have not been determined. Metrisa makes scientific and process control equipment for markets worldwide. Metrisa's sales in fiscal 1999 were $8 million, compared to $4.1 million for Monitek.

DESCRIPTION OF BUSINESSES OF MONITEK

         General

         Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color and purity of liquids in industrial and waste water environments. Monitek's products are typically used in-line (i.e., inserted directly into the monitored liquid), thereby facilitating automation and control of various industrial processes by providing on-line (i.e., continuous) measurement of the characteristic being monitored. Monitek's current line of products, which are based on optical and acoustic technologies, have been specially adapted for various applications in the chemical and petrochemical, water treatment, food and beverage, pulp and paper, and biotechnology and pharmaceutical industries, where their abilities to withstand high temperature, extremes in pressure and corrosive environments are important factors. The Company believes Monitek's instruments are capable of adaptation and enhancement for use in other industries, as well as for additional applications in those industries which Monitek currently serves. Monitek's products are currently sold worldwide.

         Existing Products

         Monitek's products consist of optical based products, acoustic based products and spare parts.
         (i) Optical Based Products. The heart of Monitek's product line are suspended solids analyzers, which are in-line monitors that measure clarity, suspended solids content and purity of liquids. Monitek's two major types of suspended solids analyzers, which operate on the same basic principle, are turbidimeters and concentration/content monitors. The suspended solids analyzers work on the principle of light scatter and/or absorption. Light is emitted by the instrument and photosensors detect the amount of light that is either scattered or absorbed by the solids in the liquid. This information is transmitted to a remote electronic indicating transmitter device, which displays the data on a scale of the characteristic being monitored and retransmits the information to a control computer or data logger. Many of Monitek's transmitters offer alarm features while others eliminate false readings caused by bubbles or signal an abnormal sample. The sales prices of suspended solids analyzers range from $4,000 to $10,000 per system.

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

         Monitek has developed a number of insertable in-line sensors for measurement of turbidity and consistency, for use in various industries. One of the sensors is called the Cell Density Analyzer, for measurement of cell growth rate and concentration in fermentation processes. Fermentation is a major process used in the pharmaceutical and biotechnology industries and the instrument provides a continuous measurement relative to cell growth. Unlike Monitek's original line of suspended solids analyzers, which require accessories fitted to the actual pipe size to which the instrument is attached, the insertable sensors are capable of being inserted into any size pipe through special fittings. The advantage of such devices over conventional suspended solids analyzers is their ability to provide the customer with an easier, more cost-effective means of installation and servicing, in that it does not require shutting down the process flow of the liquid or extensive structural work often necessary with the non-insertable products.

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

         (ii) Acoustic Based Products. Monitek currently markets the Micro Pure ultrasonic suspended solids meter, which has allowed Monitek to expand into new markets and improve its effectiveness in existing markets. The acoustic technique allows the low range measurement of suspended solids and emulsions independent of color and coating. Significant opportunities exist for measuring oil in water, inks, dyes and photographic liquids, all of which have been difficult measurements for Monitek's optical products because of the lack of light and/or existence of substances (i.e., oil) which coat the optical parts. Micro Pure products range in price from $10,000 to $16,000 per system.

         (iii) Spare Parts. Sales of spare parts is an important part of Monitek's business, accounting for approximately 15% of sales volume of Monitek for the past three years.

Products Under Development

         Research and development activities of Monitek are primarily devoted to the development of new products and the adaptation and enhancement of existing products for new applications. The Company plans to make available a number of new products and enhancements of existing Monitek products during fiscal 2000.

         Research and Development

         Monitek expended approximately $178,000 and $218,000 for research and development during the fiscal years ended November 30, 1999 ("fiscal 1999") and November 30, 1998 (the "fiscal 1998"), respectively. During fiscal 1999, a number of products were improved and two new products were released for production. The first new product was a forward scatter insertion sensor ("InVision" Turbidity System) for use in low range suspended solids applications and the second was a micro-processor based transmitter designed to operate with the InVision sensor and with Monitek's other turbidity sensors.

         Marketing, Distribution and Sales

         Monitek markets its products on a world-wide basis, with particular emphasis on the United States and Continental Europe. Monitek employs two sales managers, who oversee and monitor approximately 50 independent sales representatives worldwide, with about half of such representatives selling in the United States and the other half selling internationally.

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

         Warranties and Disclaimers

         Monitek typically warrants its products for a period of one year after shipment and passes along any warranties from original manufacturers of components used in its products. To date, Monitek has not had any significant claims pursuant to warranties. Monitek provides for its own equipment servicing for certain products with in-house and field service personnel.

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

         Monitek believes that the most significant competitive factors with respect to the industrial market are technical performance and adaptability, quality, maintenance and service, while price is the major competitive factor for the municipal market. Monitek believes it has a competitive advantage in its ability to service numerous market segments while other companies, other than Optek, service only a limited market. Accordingly, a salesperson or distributor calling on an industrial company which has a liquid-based product or uses water in its manufacturing process will generally have a number of Monitek's products in its line which it could sell.

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

         Monitek has obtained registered trademarks for the names "Monitek" and "Micro Pure" and the Monitek and Micro Pure logos.

         Employees

         As of February 29, 2000, the Company employed a total of 15 full-time staff, 2 of whom were engaged in product design and engineering, 7 were engaged in manufacturing and production, 4 were engaged in marketing and sales and 2 were engaged in general corporate and administrative positions. The Company also had 4 part-time employees and 1 temporary employee. The Company's ability to develop, manufacture, market and sell products and to establish and maintain its competitive position will depend, in large part, on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a union. The Company believes that its relations with its employees are satisfactory.

         Government Regulations

         The Company complies with a number of government regulations, including environmental regulations. The cost of such compliance is not significant. The Company has routinely received all governmental approvals necessary to conduct its business.

ITEM 2    PROPERTIES

         Monitek's manufacturing operations occupy approximately 3,000 square feet of leased space in Livermore, California. In addition, Monitek conducts corporate accounting, sales and research and development functions in California. The lease provides for a base annual rental of approximately $35,000 and expires in November 2000.

         Monitek also leases approximately 6,000 square feet of office and warehouse space in Dusseldorf, Germany pursuant to a lease that expires in October 2001, and provides for a base annual rental of $80,000, based on the rate of exchange in effect at November 30, 1999.

         The Company believes that these facilities are adequate to provide for the Company's business needs during the remaining terms of the respective leases.


ITEM 3 LEGAL PROCEEDINGS

         A former manufacturers' representative has filed a lawsuit against Monitek GmbH, captioned Foerster vs Monitek GmbH, in the District Court in Duesseldorf, Germany, claiming unlawful termination of his contract with the Company and asking for compensation under a German law protecting representatives of long standing. The suit asks for a total of $117,000, based on the currency exchange rate as of November 30, 1999. The Company's enclosed balance sheet includes an accrual of $51,000 based on an estimate of exposure provided by the Company's German council.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Shares trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter is presented below.

1999                                                  HIGH               LOW
----                                                  ----               ---

1st quarter                                            .02               .01
2nd quarter                                            .05               .01
3rd quarter                                            .05               .01
4th quarter                                           .012               .01

1998                                                  HIGH               LOW
----                                                  ----               ---

1st quarter                                            .04               .02
2nd quarter                                            .05               .02
3rd quarter                                            .04               .01
4th quarter                                            .02               .01

         The bid quotations represent interdealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On February 29, 2000, there were 78,919,762 Common Shares issued and outstanding and approximately 4,400 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.

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

FINANCIAL CONDITION

Working Capital and Liquidity

         During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company's certified public accountants, Hausser+Taylor LLP, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 1997 and November 30, 1998, a statement that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. Subsequently, for fiscal 1999, the Company has sustained losses of approximately $1,440,000. These losses have had a substantial adverse effect on the working capital of the Company.

         Working capital decreased to negative $3,219,000 at November 30, 1999 as compared to negative $1,823,000 as of November 30, 1998. The decrease is mainly due to the losses sustained by the Company during fiscal 1999. Cash and cash equivalents equaled approximately $15,000 as of November 30, 1999 as compared to $111,000 at November 30, 1998. As set forth in the accompanying independent auditors' report and notes to consolidated financial statements, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

         To address the Company's working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, which was fully drawn on as of November 30, 1999. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of November 30, 1999, there was an outstanding borrowing of $1,705,000 on such loans. As a result of the acquisition of Cypress, the Company became obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over the next four fiscal years. As of November 30, 1999, payments of $236,000 had been made to the Cypress shareholders.

         Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

Net Operating Losses; IC-DISC

         The Company has approximately $11,695,000 in net operating losses as of fiscal 1999, which will expire at various dates through the year 2018 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $11,695,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

         As of April 1, 1991, Monitek's IC-DISC, Monitek International, Inc., was effectively terminated. As a result, Monitek had begun repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 has been and will continue to be recognized as income, for tax return purposes, over the 10-year period ending March 31, 2001.

RESULTS FROM OPERATIONS

         Fiscal 1999 as Compared to Fiscal 1998

         The Company's net sales decreased by 26%, from $5,590,000 for fiscal 1998 to $4,115,000 for fiscal 1999. Sales of Systems products decreased to zero for the Fiscal 1999 compared to $344,000 for Fiscal 1998, as a result of the sale of Systems to ALR. Monitek's domestic sales decreased by $437,000, or 27%, while export sales from the United States decreased by $23,000, or 5%. Sales to Continental Europe by Monitek GmbH decreased by $671,000, or 22%, from fiscal 1998 to fiscal 1999. The Company's management believes that the primary cause of these sales reductions was uncertainty on the part of customers and manufacturers' representatives regarding the strategic direction of the Company.

         Cost of goods sold, as a percentage of sales, increased to 54% for fiscal 1999 from 50% for fiscal 1998 , primarily as a result of the decrease in sales without a corresponding reduction in direct labor and factory overhead and an increase in inventory obsolescence reserves. Direct labor and overhead increased to 15% of net sales for fiscal 1999 from 13% for fiscal 1998. During fiscal 1999, the Company increased its reserve for obsolescence by $86,000, or 2% of net sales.

         Selling, general and administrative expenses decreased to $3,155,000 for fiscal 1999 from $4,494,000 for fiscal 1998. The sale of Systems, which had total expenses of $592,000 during fiscal 1998, accounted for a large percentage of the total reduction. Cost reduction measures, which were implemented by management during fiscal 1998 and fiscal 1999, resulted in a decrease of approximately $540,000 for fiscal 1999 as compared to fiscal 1998. Sales commissions decreased to $806,000 from $1,009,000 as a direct result of the decrease in net sales.

         Research and development expenses decreased to $178,000 for fiscal 1999 from $218,000 for fiscal 1998, primarily as a result of a decrease in activities by outside consultants.

         Interest and other income decreased to $18,000 for fiscal 1999 from $130,000 for fiscal 1998, primarily as a result of average cash balances maintained for the two fiscal years.

         During fiscal 1998, the Company experienced a one-time $423,000 loss on disposal of assets as a result of the sale of Systems.

         Net losses decreased to $1,440,000 for fiscal 1999 from $2,205,000 for fiscal 1998, primarily as a result of the reduction in selling, general and administrative expenses, the reduction in research and development expenses and the sale of Systems to ALR, partially offset by the decrease in sales, the increase in cost of sales as a percentage of net sales and the decrease in interest and other income.


CHANGES IN ACCOUNTING STANDARDS

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


ITEM 7   FINANCIAL STATEMENTS

         See Index to Financial Statements appearing on page F-2.


ITEM 8   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company are as follows:

         Name                       Age     Position(s)
         ----                       ---     -----------

         Robert S. Kendall          60      Chairman, President and Treasurer
         James S. O'Leary           61      Director, Chief Financial Officer
         James G. Few               50      Director
         Julius L. Hess             37      Director
         Ronald M. Lipson           64      Director

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

         JAMES S. O'LEARY has been employed by Monitek since August 1982 and had served as its Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and, from December 1996 through November 1998, he served as Vice President of Finance and Chief Financial Officer. In December 1998, Mr. O'Leary was elected as a Director and was appointed Chief Operating Officer of the Company. In September 1999, Mr. O'Leary resigned from his position as Chief Operating Officer but he is still employed by the Company, on a part-time basis, as Chief Financial Officer.

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

         Three meetings of the Company's Board of Directors were held during the fiscal year ended November 30, 1999. Each Director attended all of the meetings of the Company's Board of Directors.

         The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.


ITEM 10  EXECUTIVE COMPENSATION

The following information is set forth with respect to the Company's Chief Executive Officer and each of the Company's other executive officers whose total compensation exceeded $100,000 for the fiscal year ended November 30, 1999:

                                                                ANNUAL COMPENSATION
                                                                -------------------                      OTHER ANNUAL
                                    YEAR               SALARIES                  BONUS                   COMPENSATION
                                    ----               --------                  -----                   ------------

Robert S. Kendall                   1999              $175,000(1)                 -0-                    -0-
(Chief Executive Officer)           1998              $175,000(1)                 -0-                    -0-
                                    1997              $275,000(1)                 -0-                    -0-

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

         Long-Term Compensation. No long-term compensation was paid during the fiscal years ended November 30, 1999, 1998 or 1997 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

         Stock Options. The Company adopted the Plan at a special meeting of its shareholders held on November 14, 1996. (See Item 4). Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 1996, there were no Company stock options held by the directors or executive officers of the Company. Upon consummation of the Merger, options to purchase Monitek Common Stock held by James O'Leary were converted to options to purchase 344,875 Common Shares. On December 2, 1996, Mr. O'Leary became the Chief Financial Officer of the Company. In August 1998, half of Mr. O'Leary's options expired, leaving him with options to purchase 172,438 Common Shares at November 30, 1999.

         Compensation Pursuant to Plans. The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 1999, 1998 or 1997.


ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of February 29, 2000 by: (a) the Company's Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; (c) the Company's Chief Executive Officer and the other four most highly compensated executive officers named in the Summary Compensation Table; and (d) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.

NAME AND ADDRESS                                      AMOUNT AND NATURE
OF BENEFICIAL OWNER(1)                               OF BENEFICIAL OWNER                   PERCENTAGE
----------------------                               -------------------                   ----------
Robert S. Kendall(2)                                      47,700,814                         47.4%

James G. Few                                                   --                               --

Julius L. Hess                                                 --                               --

James S. O'Leary(3)                                          172,438                             *

1495 Zephyr Avenue
Hayward, CA 94544

Ronald M. Lipson                                             687,500                             *
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

CPS Capital, Ltd.(4)                                      47,700,814                         47.4%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers
(as a group persons)                                      48,560,752                         48.2%


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

         (4) CPS is the record holder of 19,706,461 Common Shares and has sole voting and dispositive power with respect to such shares. CPS beneficially owns 6,389,204 Common Shares, which were purchased from Linenberg in April 1998, but have not yet been transferred to CPS by the transfer agent. CPS also beneficially owns 21,595,149 Common Shares which have not been issued by the transfer agent. CPS received 5,025,745 Common Shares in lieu of accrued management fees and 16,569,404 Common Shares which were purchased from a prior owner of Sentex Common Shares.

*Represents less than 1% of the outstanding Common Shares.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

         As required under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Shares must report on their ownership of the Common Shares and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended November 30, 1999, Mr. Kendall purchased an additional 10,000 Common Shares and he inadvertently failed to report this transaction on Form 4.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CPS Management Agreement. After CPS acquired effective control of the Company, CPS entered into a Management Agreement with the Company, which was effective on March 1, 1996 (the "Original Management Agreement"). In connection with the execution of the Merger Agreement, CPS and the Company entered into an Amended and Restated Management Agreement (the "Amended and Restated Management Agreement"). Pursuant to the Original Management Agreement, CPS agreed to cause its personnel to perform the functions that would normally be performed by the officers of the Company. Presently, such personnel consists mainly of Mr. Kendall, the Chairman of CPS and Peggy Nutaitis, the Secretary of CPS. In order to permit Mr. Kendall and Ms. Nutaitis to function as officers and for them to be properly insured as officers of the Company, Mr. Kendall has been elected as the President and Treasurer of the Company and Ms. Nutaitis has been elected Secretary of the Company.

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

         In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and in December 1998, the parties agreed to reduce the fee to $200,000 for fiscal 1999 and subsequent years. CPS and the Company have agreed that the balance due as of November 30, 1999, which totals $325,000, and the fee for fiscal 2000, will be paid at some future time when the financial condition of the Company improves.

         Working Capital Assistance. During fiscal 1997 through fiscal 1999, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through November 1999, CPS provided the Company a series of temporary working capital loans at a prime rate at National City Bank, Cleveland, Ohio ("NCB"). The outstanding balance of such loans totaled $1,705,232, including accrued interest, as of November 30, 1999. From time to time Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company unless the notes are converted into Common Shares at some future date. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

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

Date: March 15, 2000              SENTEX SENSING TECHNOLOGY, INC.


                                  By: /s/ Robert S. Kendall
                                      ------------------------------------------
                                      Robert S. Kendall, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                              Date
---------                                   -----                              ----

 /s/ Robert S. Kendall                      Chairman, President                March 15, 2000
------------------------------------
Robert S. Kendall                           and Treasurer

 /s/ James S. O'Leary                       Executive V.P., Chief              March 15, 2000
------------------------------------        Operating Officer, Chief
James S. O'Leary                            Financial Officer


                                            Director                           March 15, 2000
------------------------------------
James G. Few

 /s/ Julius L. Hess                         Director                           March 15, 2000
------------------------------------
Julius L. Hess

                                            Director                           March 15, 2000
------------------------------------
Ronald M. Lipson

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

                                    CONTENTS



------------------------------------------------------------------------------

                                                        Page

AUDITORS' REPORT ON THE FINANCIAL STATEMENTS             F-3

FINANCIAL STATEMENTS
    Consolidated balance sheet                           F-4
    Consolidated statements of operations                F-5
    Consolidated statements of stockholders' equity      F-6
    Consolidated statements of cash flows                F-7
    Notes to consolidated financial statements          F-8 - F-19

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio


         We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 1999, in conformity with generally accepted accounting principles.

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

                                                  HAUSSER + TAYLOR LLP


Cleveland, Ohio
March 3, 2000

                        SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                               November 30, 1999
--------------------------------------------------------------------------------

              ASSETS
              ------

CURRENT ASSETS
    Cash and cash equivalents                                                               $     15,280
    Accounts receivable, less allowance for doubtful
         accounts of $10,000                                                                     649,034
    Inventories                                                                                  962,390
    Other current assets                                                                          89,488
                                                                                             -----------
              Total current assets                                                                             $ 1,716,192

PROPERTY AND EQUIPMENT, less accumulated
    depreciation and amortization of $209,003                                                                      123,793

OTHER ASSETS
    Goodwill (net of accumulated amortization of $51,210)                                        350,192
    Consulting contracts ($288,750) and other assets                                             303,145           653,337
                                                                                             -----------        ---------

                                                                                                               $ 2,493,322
                                                                                                                ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES
    Notes payable:
         Bank                                                             $ 2,000,000
         Related party                                                      1,705,232       $  3,705,232
                                                                          -----------
    Trade accounts payable                                                                       628,881
    Accrued liabilities                                                                          589,683
    Convertible subordinated notes payable                                                        11,348
                                                                                             -----------
              Total current liabilities                                                                        $ 4,935,144

LONG-TERM DEBT
    Consulting contracts payable                                                                                   160,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, no par value
         Authorized - 200,000,000 shares
         Issued - 109,460,911 shares
         Outstanding - 100,514,911 shares                                                      2,880,079
    Retained earnings (deficit)                                                               (5,199,658)
    Treasury shares at cost, 8,946,000 shares                                                   (313,218)
    Accumulated other comprehensive income                                                        30,425
                                                                                             -----------
              Total stockholders' equity                                                                        (2,602,372)
                                                                                                                ----------

                                                                                                               $ 2,493,322
                                                                                                                ==========


  The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended November 30, 1999 and 1998
--------------------------------------------------------------------------------



                                                1999             1998
                                                ----             ----
REVENUES
    Net sales                             $   4,114,559    $   5,589,591
    Interest and other income                    18,464          129,567
                                          -------------    -------------
              Total revenues                  4,133,023        5,719,158

COST AND EXPENSES
    Cost of sales                             2,241,163        2,789,240
    Selling, general and administrative       3,154,765        4,493,502
    Research and development                    177,542          217,789
    Loss on sale of assets                         --            423,283
                                          -------------    -------------
              Total costs and expenses        5,573,470        7,923,814
                                          -------------    -------------

LOSS BEFORE PROVISION FOR INCOME TAX
    EXPENSE                                  (1,440,447)      (2,204,656)

PROVISION FOR INCOME TAX EXPENSE                   --               --
                                          -------------    -------------

NET LOSS                                  $  (1,440,447)   $  (2,204,656)
                                          =============    =============


NET LOSS PER SHARE (BASIC AND DILUTED)    $       (0.01)   $       (0.02)
                                          =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                             100,514,911       90,693,556
                                          =============    =============


  The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended November 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                        Common Stock             Retained             Treasury Stock
                                               ----------------------------      Earnings       -------------------------
                                                   Shares         Amount        (Deficit)          Shares       Amount
                                                   ------         ------        ---------          ------       ------

Balance - November 30, 1997                      87,865,762    $  2,153,489   $ (1,554,555)      8,946,000   $   (313,218)

Comprehensive income (loss)
 Net loss                                              --              --       (2,204,656)           --             --
 Translation adjustment                                --              --             --              --             --

 Comprehensive income (loss)
Issuance of common stock for:
  Conversion of subordinated notes and payment
   of accrued interest *                         16,569,404         529,690           --              --             --
Satisfaction of unpaid management fees *          5,025,745         196,900           --              --             --
                                               ------------    ------------   ------------    ------------   ------------

Balance - November 30, 1998                     109,460,911       2,880,079     (3,759,211)      8,946,000       (313,218)

Comprehensive income (loss)
 Net loss                                              --              --       (1,440,447)           --             --
 Translation adjustment                                --              --             --              --             --

 Comprehensive income (loss)
                                               ------------    ------------   ------------    ------------   ------------

Balance - November 30, 1999                     109,460,911    $  2,880,079   $ (5,199,658)      8,946,000   $   (313,218)
                                               ============    ============   ============    ============   ============

                                                              Accumulated
                                                   Other         Total
                                              Comprehensive   Stockholders'
                                                  Income         Equity
                                                  ------         ------

Balance - November 30, 1997                    $     21,951   $    307,667

Comprehensive income (loss)
 Net loss                                              --       (2,204,656)
 Translation adjustment                               3,748          3,748
                                                              ------------
 Comprehensive income (loss)                                    (2,200,908)
Issuance of common stock for:
 Conversion of subordinated notes and payment
  of accrued interest *                                --          529,690
 Satisfaction of unpaid management fees *              --          196,900
                                               ------------   ------------

Balance - November 30, 1998                          25,699     (1,166,651)

 Comprehensive income (loss)
 Net loss                                              --       (1,440,447)
 Translation adjustment                               4,726          4,726
                                                              ------------
Comprehensive income (loss)                                     (1,435,721)
                                               ------------   ------------

Balance - November 30, 1999                    $     30,425   $ (2,602,372)
                                               ============   ============



* These shares are considered issued and outstanding even though they have not been formally issued by the transfer agent

  The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended November 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                                    1999           1998
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                        $(1,440,447)   $(2,204,656)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Amortization of discount on convertible subordinated
    notes payable                                                        538         25,500
 Depreciation and amortization                                       197,165         84,283
 Translation and other adjustments                                     5,802        200,578
 Loss on sale of assets                                                 --          423,283
 Changes in assets and liabilities:
  Accounts receivable                                                 50,375        366,782
  Inventories                                                        156,600         32,935
  Other current assets                                               (27,209)       117,666
  Other assets                                                        (2,460)        14,225
  Accounts payable                                                    24,584       (253,640)
  Accrued expenses and other current liabilities                    (232,591)      (313,907)
                                                                 -----------    -----------
    Total adjustments                                                172,804        697,705
                                                                 -----------    -----------
     Net cash used by operating activities                        (1,267,643)    (1,506,951)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                               (16,443)       (30,014)
 Proceeds from sale of assets                                           --           18,050
                                                                 -----------    -----------
     Net cash used by investing activities                           (16,443)       (11,964)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments to related party                                              --          (33,333)
 Net proceeds (payments) on note payable - bank                      119,600       (219,600)
 Net proceeds on note payable - related party                      1,154,232        551,000
 Payments on consulting contracts                                    (85,599)          --
                                                                 -----------    -----------
     Net cash provided by financing activities                     1,188,233        298,067
                                                                 -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (95,853)    (1,220,848)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        111,133      1,331,981
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $    15,280    $   111,133
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                       $   246,219    $    89,173

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

         The Company's business is confined to a single industry segment, manufacturing analysis equipment. One of the subsidiaries, Sentex Systems, Inc., whose assets and operations were disposed of in the year ended November 30, 1998, was engaged in the business of developing, manufacturing and selling automated gas chromatography devices designed to detect the presence of certain substances by identifying and measuring the concentrations of certain atmospheric vapors (see Note
         14). Monitek Technologies, Inc. ("Monitek") was acquired by the Company on November 30, 1996 and designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solid content, color, purity, flow, level and volume of liquids in industrial waste water environments. Monitek GmbH, a wholly-owned subsidiary of Monitek, was formed in Germany to sell and service Monitek's products throughout Continental Europe. At November 30, 1999, Monitek GmbH's assets, located in Continental Europe, represent approximately 41% of the Company's total consolidated assets. A new subsidiary, Cypress Instruments, Inc. ("Cypress"), was acquired by the Company on March 5, 1998 for the purpose of acquiring a new product line that was currently under development. The products under development are similar to those of Monitek and have been folded into their existing product lines.

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

                  The Company has terminated its IC-DISC and, therefore, has begun repatriation of the undistributed earnings of the IC-DISC. The undistributed earnings of approximately $780,000 are recognized as income by the Company over a 10-year period ending March 31, 2001.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         M. New Authoritative Pronouncements - In June 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers. The Company adopted the new standard, which did not materially affect the Company's financial statements.

                  In June 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Management believes this pronouncement will have no effect on the financial statements.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 4.  INVENTORIES

         Inventories consist of the following at November 30, 1999:


Raw materials     $431,797
Work-in-process    254,430
Finished goods     276,163
                  --------

                  $962,390
                  ========


NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at November 30, 1999:


Machinery and equipment                          $315,192
Furniture and fixtures                             17,604
                                                 --------
                                                  332,796
Less accumulated depreciation and amortization    209,003
                                                 --------

                                                 $123,793
                                                 ========


NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following at November 30, 1999:


Accrued acquisition - Cypress Instruments, Inc.   $138,900
Accrued bonuses and other compensation              16,138
Accrued commissions                                 13,936
Accrued pension                                    328,764
Accrued payroll and related taxes                   24,198
Other accrued liabilities                           67,747
                                                  --------

                                                  $589,683
                                                  ========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 7.  NOTES PAYABLE - BANK AND OTHER BORROWING ARRANGEMENTS

         The Company has available a $2,000,000 demand line of credit secured by the Company's assets and the assets of the Company's Chairman of the Board. Interest is charged on a 90 day contract period at the lower of the prime lending rate or LIBOR plus 150 basis points (8.75% as of November 30, 1999). Interest is payable monthly. Amounts outstanding under the line amounted to $2,000,000 at November 30, 1999.

         During the years ended November 30, 1999 and 1998, a principal shareholder and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 1999, the Company had notes payable of $1,705,232 (bearing interest at the prime rate) to its principal shareholder, CPS Capital, Ltd., in connection with such unsecured loans.

         Interest expense for the years ended November 30, 1999 and 1998 amounted to $228,525 and $182,372, respectively.

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

         Interest on the notes is payable annually (November 30) in shares of the Company's common stock based on the average of the bid and ask prices of the shares on the last ten trading days prior to the date on which the interest payment is due. Interest expense related to the convertible subordinated notes payable amounted to approximately $1,562 and $14,645 for the years ended November 30, 1999 and 1998, respectively. In 1998, the Company issued 1,118,467 shares of common stock in satisfaction of the accrued interest. The notes were convertible at various rates ($.0194 and $.0562 on $136,414 and $485,586 of face amount, respectively) averaging $.03 per face amount of debt, into an aggregate of 15,671,969 shares of the Company's common stock.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

         In 1998, a board resolution was proposed to allow the holder of significantly all of the Company's convertible subordinated notes payable to convert its notes immediately without regard to restrictions thereon in the hopes of reducing the amount of the Company's debt. The holder agreed to convert the notes if CPS Capital, Ltd. ("CPS") purchased the common shares that would be held by the holder following conversion. CPS agreed to purchase the common shares (including shares issued in satisfaction of accrued interest) for approximately $230,000. Pursuant to the board resolution, convertible notes, having a face value of $609,578 and a carrying value of $529,690, were converted into 15,450,937 shares of the Company's common stock. The remaining face and carrying values of the subordinated notes at November 30, 1999 amounted to $12,423 and $11,348, respectively.

NOTE 9.  CONSULTING CONTRACTS PAYABLE

         In connection with the purchase of Cypress (see Note 3), the Company entered into consulting agreements with the principal stockholders of Cypress. Payments under the agreements total $385,049 and are payable over thirty-six months. The Company has included the cost of the contracts in other assets and the payment requirements as a liability in its financial statements. The cost of contracts will be ratably expensed over the thirty-six month period of the contracts. As of November 30, 1999, the following is a schedule of future payment requirements:

2000      $128,350
2001       128,350
2002        32,200
          --------

          $288,900
          ========


NOTE 10.     COMMITMENTS AND CONTINGENCIES

             The Company leases certain equipment and occupies premises under various operating leases. Rental expense amounted to approximately $315,000 and $272,000 (of which $-0- and $32,500 were for related party leases) for the years ended November 30, 1999 and 1998, respectively. Future minimum payments under leases that have initial or remaining terms in excess of one year are as follows at November 30, 1999:

2000      $135,442
2001        73,333
          --------

          $208,775
          ========

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

         Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners:
         (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 1999, the Company has not granted any awards under the Incentive Plan.

         Stock options outstanding at November 30, 1996 consisted of Monitek stock options that were automatically converted, at the date of acquisition (see Note 3), into options to purchase 2,583,110 of the Company's common shares at an average exercise price of $.1038 per share and a range of $.0725 to $.1812 per share. During the year ended November 30, 1997, 241,412 shares under option were forfeited and 689,749 shares under option expired by their terms but were extended for an additional 18 months with an exercise price equal to the original exercise price of $.1812 per share (the fair value of the options under SFAS 123 was not material). During the years ended November 30, 1999 and 1998, 776,002 and 1,307,075 shares under option expired or were forfeited. Options outstanding to purchase the Company's stock at November 30, 1999 amounted to 258,621 shares at an exercise price of $.0725 per share.

NOTE 12. PROFIT-SHARING PLAN

         The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 1999 and 1998.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 13.     INCOME TAXES

         As referred to in Note 1, the Company utilizes SFAS 109, Accounting for Income Taxes. A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

                                            1999     1998
                                            ----     ----
Expected federal income tax benefit at the
  statutory rate                           (34.0)%  (34.0)%

Increase in taxes resulting from:
  Effect of operating loss for which no tax
    carrybacks are available                34.0     33.9
  Other                                     --        0.1
                                            ----     ----
                                            --  %     -- %
                                            ====     ====

         The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

                                          1999           1998
                                          ----           ----
Deferred tax assets:
 Allowance for doubtful accounts and
  miscellaneous other                 $   (17,600)   $   (24,200)
  Net operating loss carryforward       1,846,200      1,525,400
                                      -----------    -----------
     Total gross deferred tax assets    1,828,600      1,501,200
 Less valuation allowance               1,828,600      1,501,200
                                      -----------    -----------

     Net deferred tax assets          $      --      $      --
                                      ===========    ===========


         The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

         The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 1999 and 1998, the Company recorded increases of $327,400 and $591,000, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             At November 30, 1999, the Company had approximately $11,695,000 of net operating loss carryforwards available to offset future federal taxable income. The federal net operating loss carryforwards expire at various dates through 2019. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that are subject to limitations as a result of these provisions.

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

             In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and, in December 1998, the parties agreed to reduce the fee to $200,000 for fiscal 1999. CPS and the Company have agreed that the balance due as of November 30, 1998, which totals $125,000, and the fee for fiscal 1999 ($200,000) will be paid at some future time when the financial condition of the Company improves.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 16.     SEGMENT AND GEOGRAPHIC INFORMATION

             The Company operates in one industry segment as described in Note 1 and two geographical reporting segments. Sales and operating losses for the years ended November 30, 1999 and 1998, and identifiable assets classified by the major geographic areas in which the Company operates, are as follows:


                                     Year Ended November 30,
                                   ------------------------
                                      1999           1998
                                      ----           ----
Sales to unaffiliated customers:
 United States
  Domestic                         $ 1,315,848    $ 2,109,442
  Export sales                         412,921        423,040
 Continental Europe                  2,385,790      3,057,109
Intercompany transfers                 642,346        396,846
Eliminations                          (642,346)      (396,846)
                                   -----------    -----------

Net sales                            4,114,559      5,589,591

Operating loss:
 United States                        (734,372)    (2,053,572)
 Continental Europe                   (496,014)       (57,054)
                                   -----------    -----------

Total operating loss                (1,230,386)    (2,110,626)

Interest expense                      (230,087)      (223,597)

Other income, net                       20,026        129,567
                                   -----------    -----------

Loss before income tax expense     $(1,440,447)   $(2,204,656)
                                   ===========    ===========


Identifiable assets:
United States                      $ 1,460,523    $ 1,707,479
Continental Europe                   1,032,799      1,240,800
                                   -----------    -----------

Total assets                       $ 2,493,322    $ 2,948,279
                                   ===========    ===========

NOTE 17.     SUBSEQUENT EVENT

             On March 14, 2000, the Company announced the sale of the business conducted by Monitek and Monitek GmbH to Metrisa, Inc. (MTRE) of Bedford, Massachusetts. Under terms of the sale, the Company will sell substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities, and Metrisa stock. The consideration received upon the sale of the assets will not be sufficient to pay any dividends or distributions to the shareholders. Sentex intends to use the consideration received in the transaction to satisfy existing liabilities and, if available, purchase additional assets in other lines of business, which at this time have not been determined. Metrisa makes scientific and process control equipment for markets worldwide.