Form 10QSB
period 2000-02-29
SENTEX SENSING TECHNOLOGY INC
filed 2000-04-14
CIK 729599

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

For the quarterly period ended                      February 29, 2000
---------------------------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number  0-13328
                         -------

                         SENTEX SENSING TECHNOLOGY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                    22-2333899
--------------------------------------      -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1801 East Ninth Street, Cleveland, Ohio                          44114
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (216)687-9133
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

                                        Yes   X      No
                                            ------      ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                          Yes          No
                                              ------      ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,919,762.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     NOVEMBER 30, 1999 AND FEBRUARY 29, 2000


                                                 NOVEMBER 30,     FEBRUARY 29,
                                                    1999              2000
                                                  (AUDITED)       (UNAUDITED)
                                                  ---------       -----------
      ASSETS
      ------

CURRENT ASSETS:
   Cash and cash equivalents                     $   15,280       $    7,400
   Accounts receivable                              649,034          662,569
   Inventories                                      962,390          977,348
   Other Current Assets                              89,488          110,141
                                                 ----------       ----------

   TOTAL CURRENT ASSETS                           1,716,192        1,757,458

EQUIPMENT AND IMPROVEMENTS - [NET
   OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION]                                    123,793          121,549

OTHER ASSETS
  Goodwill and other tangibles                      350,192          345,174
  Consulting contracts and other assets             303,145          269,245
                                                 ----------       ----------

   TOTAL ASSETS                                  $2,493,322       $2,493,426
                                                 ==========       ==========




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     NOVEMBER 30, 1999 AND FEBRUARY 29, 2000


                                                                                    NOVEMBER 30,     FEBRUARY 29,
                                                                                       1999             2000
                                                                                     (AUDITED)       (UNAUDITED)
                                                                                    -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Notes payable:
      Bank                                                                          $ 2,000,000      $ 2,000,000
      Related party                                                                   1,705,232        1,890,232
   Accounts payable                                                                     628,881          676,826
   Accrued expenses and other current liabilities                                       589,683          608,501
   Convertible subordinated notes payable                                                11,348           11,348
                                                                                    -----------      -----------

   TOTAL CURRENT LIABILITIES                                                          4,935,144        5,186,907
                                                                                    -----------      -----------

LONG-TERM DEBT
   Consulting contracts payable                                                         160,550          128,450

STOCKHOLDERS' EQUITY:
   Common stock, no par value, authorized 200,000,000 shares, issued 87,865,762 and 87,865,762 shares, outstanding 78,919,762 and 78,919,762 shares,
      respectively                                                                    2,880,079        2,880,079
   Accumulated deficit                                                               (5,199,658)      (5,453,549)
   Treasury shares at cost, 8,946,000 shares                                           (313,218)        (313,218)
   Cumulative translation adjustment                                                     30,425           64,757
                                                                                    -----------      -----------

   TOTAL STOCKHOLDERS' EQUITY                                                        (2,602,372)      (2,821,931)
                                                                                    -----------      -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 2,493,322      $ 2,493,426
                                                                                    ===========      ===========





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 [UNAUDITED]


                                                      THREE MONTHS ENDED
                                                 FEBRUARY 29,      FEBRUARY 28,
                                                 ------------      ------------
                                                     2000               1999
                                                 ------------      ------------

Net sales                                        $    894,553      $  1,231,601

Cost of sales                                         439,320           609,259
                                                 ------------      ------------

     Gross profit                                     455,233           622,342

Selling, General and Admin                            557,888           724,146
Research and Development                               23,826            39,176
                                                 ------------      ------------

       Operating loss                                (126,481)         (140,980)
                                                 ------------      ------------

Other income (expense)
       Interest income                                      0                 0

       Other income                                     1,301            12,583

       Interest expense                               (84,178)          (51,081)

       Foreign currency transaction loss              (44,533)          (12,476)
                                                 ------------      ------------

          Loss before income tax expense             (253,891)         (191,954)

Provision for income taxes                                  0                 0
                                                 ------------      ------------

       Net loss                                  $   (253,891)     $   (191,954)
                                                 ============      ============


Net loss per share                               $       0.00      $       0.00
                                                 ============      ============

Weighted Average Number of
   Shares Outstanding                              78,919,762        78,919,762
                                                 ============      ============





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 [UNAUDITED]


                                                                THREE MONTHS ENDED
                                                             FEBRUARY 29,  FEBRUARY 28,
                                                             ------------  ------------
                                                                 2000           1999
                                                             ------------  ------------
OPERATING ACTIVITIES:
   Net loss                                                   $(253,891)     $(191,954)
   Adjustments to reconcile net [loss] income to net cash
     Provided by [used in] operating activities:
     Depreciation and amortization                               13,659         15,609
   Change in assets and liabilities:
     [Increase] decrease in:
       Accounts receivable                                      (13,535)       (11,476)
       Inventories                                              (14,958)       (45,839)
       Other current assets                                     (20,653)       (37,274)
       Other assets                                              32,100            (61)
     Increase [decrease] in:
       Accounts payable                                          47,945        158,519
       Accrued expenses and other current liabilities            18,818        (85,031)
       Currency translation adjustment                           34,332         (1,340)
                                                              ---------      ---------
     TOTAL ADJUSTMENTS                                           97,708         (6,893)

   NET CASH USED BY OPERATING ACTIVITIES                       (156,183)      (198,847)
                                                              ---------      ---------

INVESTING ACTIVITIES:
   Acquisition of equipment and improvements                     (4,597)        (4,719)
                                                              ---------      ---------

NET CASH USED BY INVESTING ACTIVITIES                            (4,597)        (4,719)
                                                              ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds on note payable - bank                                0        119,600
   Net proceeds on note payable - related party                 152,900         40,000
                                                              ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       152,900        159,600
                                                              ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (7,880)       (43,966)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                15,280        111,133
                                                              ---------      ---------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                 $   7,400      $  67,167
                                                              =========      =========



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at February 29, 2000 and the results of operations and cash flows for the three months ended February 29, 2000 and February 28, 1999.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999 (Commission File No. 2-13328).

[2] The results of operations for the three months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                                              FEBRUARY 29,
                                                              ------------
                                                                  2000
                                                                  ----

                     Raw Materials                             $ 421,653
                     Work-in-Process                             288,261
                     Finished Goods                              267,434
                                                               ---------

                        Total                                  $ 977,348
                                                               =========


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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company formed two wholly owned subsidiaries, Sentex Systems, Inc. ("Systems"), and Sentex Acquisitions Corp. on May 31, 1991, to separate the present operations of the Company into a subsidiary to continue the business of designing, developing and marketing gas chromatographic devices, and a subsidiary to develop and acquire new investment opportunities. On September 4, 1998, all of the outstanding capital stock of Systems was sold to the ALR Group, Incorporated and the Company is no longer in the gas chromatography business.

Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek"), became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of Sentex Merger Corp., a Delaware corporation and wholly owned subsidiary of the Company, with and into Monitek. Monitek is now being operated as a wholly owned subsidiary of the Company. Monitek also operates a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH, which over the last three years has accounted for over 60% of Monitek's total revenues.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


On March 14, 2000, the Company announced the sale of the business conducted by Monitek and Monitek GmbH to Metrisa, Inc. of Bedford, Massachusetts. Under the terms of the sale, the Company will sell substantially all of Monitek and Monitek GmbH's assets to Metrisa for cash, notes, the assumption of selected liabilities, and Metrisa stock. The consideration received upon the sale of the assets will not be sufficient to pay any dividends or distributions to the shareholders. Sentex intends to use the consideration received in the transaction to satisfy existing liabilities and, if available, purchase additional assets in other lines of business, which at this time have not been determined. Monitek and Monitek GmbH contribute substantially all of Sentex's total revenues and constitute substantially all of Sentex's total assets, so that if the sale of assets is consummated, Sentex's operations will substantially consist of settling its liabilities and managing and holding cash, Metrisa stock and promissory notes. Metrisa makes scientific and process control equipment for markets worldwide. Metrisa's sales in fiscal 1999 were $8 million, compared to $4.1 million for Monitek.

FINANCIAL CONDITION
-------------------

Working capital decreased to a negative $3,430,000 at February 29, 2000, as compared to a negative $3,219,000 as of November 30, 1999. The decrease in working capital is primarily due to the losses sustained by the Company during the first quarter of Fiscal 2000. Cash and cash equivalents equaled approximately $7,000 as of February 29, 2000, compared with $15,000 as of November 30, 1999. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1999, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, which was fully drawn on as of February 29, 2000. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of February 29, 2000, there was an outstanding borrowing of $1,890,000 on such loans. As a result of the acquisition of Cypress, the Company became obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over four years. As of February 29, 2000, payments of $257,000 had been made to the Cypress shareholders.

Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)


Net Operating Losses; IC-DISC

The Company has approximately $11,695,000 in net operating losses as of February 29, 2000, which will expire at various dates through the year 2020 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $11,695,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

As of April 1, 1991, Monitek's IC-DISC, Monitek International, Inc., was effectively terminated. As a result, Monitek had begun repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 have been and will continue to be recognized as income, for tax return purposes, over the 10-year period ending March 31, 2001.

RESULTS OF OPERATIONS
---------------------

Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999

The Company's net sales decreased by 27%, from $1,232,000 for the three months ended February 28, 1999 ("Fiscal 1999 Three Months") to $895,000 for the three months ended February 29, 2000 ("Fiscal 2000 Three Months"). Domestic sales decreased by $176,000, or 36%, while export sales from the United States decreased by $11,000, or 7%. Sales to Continental Europe by Monitek GmbH decreased by $150,000, or 25%, from the Fiscal 1999 Three Months to the Fiscal 2000 Three Months. The Company's management believes that the primary cause of these sales reductions was uncertainty on the part of customers and manufacturers' representatives regarding the strategic direction of the Company.

Cost of goods sold, as a percentage of sales, remained constant at 49% for the Fiscal 2000 Three Months and the Fiscal 1999 Three Months.

Selling, general and administrative expenses decreased to $558,000 for the Fiscal 2000 Three Months from $724,000 for the Fiscal 1999 Three Months. Cost reduction measures, which were implemented by management at the end of Fiscal 1999, resulted in a decrease of approximately $90,000 for the Fiscal 2000 Three Months as compared to the Fiscal

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONT'D)

1999 Three Months. Sales commissions decreased to $166,000 from $245,000 as a direct result of the decrease in net sales.

Research and development expenses decreased to $24,000 for the Fiscal 2000 Three Months from $39,000 for the Fiscal 1999 Three Months, primarily as a result of a decrease in activities by outside consultants.

Operating losses decreased to $126,000 for the Fiscal 2000 Three Months from $141,000 for the Fiscal 1999 Three Months, primarily as a result of the reduction in selling, general and administrative expenses and the reduction in research and development expenses, partially offset by the decrease in sales.

Interest expense increased to $84,000 for the Fiscal 2000 Three Months from $51,000 for the Fiscal 1999 Three Months as a result of increased borrowings from CPS.

Foreign currency transactions between Monitek and its German subsidiary resulted in losses of $44,000 for the Fiscal 2000 Three Months and $12,000 for the Fiscal 1999 Three Months, as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.

Net losses increased to $254,000 for the Fiscal 2000 Three Months from $192,000 for the Fiscal 1999 Three Months, primarily as a result of the increase in interest expense and the increase in losses due to foreign currency transactions, partially offset by the decreased operating loss.

CHANGES IN ACCOUNTING STANDARDS
-------------------------------

In June 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers. The Company has adopted the new standard.

In June 1998, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1998. Management believes this pronouncement will have no effect on the financial statements.

                              II. OTHER INFORMATION

ITEM 2

i)       Not applicable.

ii)      Not applicable.

iii)     Not applicable.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit (10) - Asset Purchase Agreement by and among Metrisa, Inc.,
                        Metrisa, GmbH, Sentex Sensing Technology, Inc., Monitek Technologies, Inc., Monitek GmbH, and, solely with respect to Article 8, CPS Capital Ltd.
         Exhibit (27) - Financial Data Schedule

(b)      Reports on Form 8-K:

         None.

                                    SIGNATURE


Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:    April 14, 2000        SENTEX SENSING TECHNOLOGY, INC.


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