Form 10QSB
period 2000-05-31
SENTEX SENSING TECHNOLOGY INC
filed 2000-07-17
CIK 729599

                                   FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
--------------------------------------------------------------------------------
ACT OF 1934
-----------

For the quarterly period ended                      May 31, 2000
----------------------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number  0-13328
                        -------

                         SENTEX SENSING TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  New Jersey                                             22-2333899
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1801 East Ninth Street, Cleveland, Ohio                     44114
-----------------------------------------                ---------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (216)687-9133
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

                                   Yes   X     No
                                       ------     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                   Yes         No
                                       ------     -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,514,911.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 1999 AND MAY 31, 2000

                                                    NOVEMBER 30,        MAY 31,
                                                       1999              2000
                                                     (AUDITED)        (UNAUDITED)
                                                     ---------        -----------

      ASSETS
      ------
CURRENT ASSETS:
   Cash and cash equivalents                        $   15,280        $   96,981
   Accounts receivable                                 649,034           491,764
   Inventories                                         962,390           920,980
   Other Current Assets                                 89,488           106,414
                                                    ----------        ----------

   TOTAL CURRENT ASSETS                              1,716,192         1,616,139

EQUIPMENT AND IMPROVEMENTS - [NET
   OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION]                                       123,793           115,536

OTHER ASSETS
  Goodwill and other tangibles                         350,192           340,155
  Consulting contracts and other assets                303,145           235,345
                                                    ----------        ----------

   TOTAL ASSETS                                     $2,493,322        $2,307,175
                                                    ==========        ==========




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 1999 AND MAY 31, 2000

                                                         NOVEMBER 30,          MAY 31,
                                                            1999                2000
                                                          (AUDITED)          (UNAUDITED)
                                                          ---------          -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
   Notes payable:
      Bank                                               $ 2,000,000         $ 2,000,000
      Related party                                        1,705,232           2,203,524
   Accounts payable                                          628,881             679,753
   Accrued expenses and other current liabilities            589,683             537,025
   Convertible subordinated notes payable                     11,348              11,348
                                                         -----------         -----------

   TOTAL CURRENT LIABILITIES                               4,935,144           5,431,650
                                                         -----------         -----------

LONG-TERM DEBT
   Consulting contracts payable                              160,550              85,600

STOCKHOLDERS' EQUITY:
    Common stock, no par value, authorized
      200,000,000 shares, issued 109,460,911
      and 100,514,911 shares, outstanding
      78,919,762 and 78,919,762 shares,
      respectively                                         2,880,079           2,880,079
    Accumulated deficit                                   (5,199,658)         (5,850,531)
    Treasury shares at cost, 8,946,000 shares               (313,218)           (313,218)
    Cumulative translation adjustment                         30,425              73,595
                                                         -----------         -----------

   TOTAL STOCKHOLDERS' EQUITY                             (2,602,372)         (3,210,075)
                                                         -----------         -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 2,493,322         $ 2,307,175
                                                         ===========         ===========





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                ENDED MAY 31, 2000 AND MAY 31, 1999 [UNAUDITED]



                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       ------------------                         ----------------
                                                   MAY 31,              MAY 31,              MAY 31,              MAY 31,
                                                ------------         ------------         ------------         ------------
                                                    2000                 1999                 2000                  1999
                                                ------------         ------------         ------------         ------------


Net sales                                       $    771,876         $  1,174,828         $  1,666,429         $  2,406,429

Cost of sales                                        425,641              601,965              864,961            1,211,224
                                                                     ------------         ------------         ------------

       Gross profit                                  346,235              572,863              801,468            1,195,205

Selling, General and Admin.                          591,264              656,262            1,149,152            1,380,408
Research and Development                              37,094               51,213               60,920               90,389
                                                ------------         ------------         ------------         ------------

       Operating loss                               (282,123)            (134,612)            (408,604)            (275,592)
                                                ------------         ------------         ------------         ------------

Other income (expense)
       Other income(expense)                           2,044               (1,427)               3,345               11,156
       Interest expense                              (80,024)             (52,605)            (164,202)            (103,686)
       Foreign currency transaction loss             (36,879)             (47,445)             (81,412)             (59,921)
                                                ------------         ------------         ------------         ------------

          Loss before income tax expense            (396,982)            (236,089)            (650,873)            (428,043)

Provision for income taxes                                 0                    0                    0                    0
                                                ------------         ------------         ------------         ------------


       Net loss                                 $   (396,982)        $   (236,089)        $   (650,873)        $   (428,043)
                                                ============         ============         ============         ============


Net loss per share                              $      (0.01)        $       0.00         $      (0.01)        $      (0.01)
                                                ============         ============         ============         ============

Weighted Average Number of
   Shares Outstanding                             80,245,314           78,919,762           80,245,314           78,919,762
                                                ============         ============         ============         ============




See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                   MAY 31, 2000 AND MAY 31, 1999 [UNAUDITED]


SIX MONTHS ENDED

                                                                   MAY 31,           MAY 31,
                                                                 ---------         ---------
                                                                    2000              1999
                                                                 ---------         ---------
OPERATING ACTIVITIES:
   Net loss                                                      $(650,873)        $(428,043)
   Adjustments to reconcile net [loss] income to net cash
     Provided by [used in] operating activities:
      Depreciation and amortization                                 23,434            47,467
   Change in assets and liabilities:
     [Increase] decrease in:
       Accounts receivable                                         157,270             9,264
       Inventories                                                  41,410           (71,712)
       Other assets                                                 47,275           (48,318)
     Increase [decrease] in:
       Accounts payable                                             50,872           221,649
       Accrued expenses and other current liabilities              (52,658)         (260,376)
       Currency translation adjustment                              43,170             1,763
                                                                 ---------         ---------

     TOTAL ADJUSTMENTS                                             310,713          (100,263)
                                                                 ---------         ---------

   NET CASH USED BY OPERATING ACTIVITIES                          (340,160)         (528,306)
                                                                 ---------         ---------

INVESTING ACTIVITIES:
   Acquisition of equipment and improvements                        (1,541)            4,719)
                                                                 ---------         ---------

NET CASH USED BY INVESTING ACTIVITIES                               (1,541)           (4,719)
                                                                 ---------         ---------
FINANCING ACTIVITIES:
   Net proceeds on note payable - bank                                   0           119,600
   Net proceeds on note payable - related party                    423,342           338,000
                                                                 ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          423,342           457,600
                                                                 ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                81,701           (75,425)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                   15,280           111,133
                                                                 ---------         ---------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                    $  96,981         $  35,708
                                                                 =========         =========



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]


[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at May 31, 2000 and the results of operations and cash flows for the three months ended May 31, 2000 and May 31, 1999.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999 (Commission File No. 2-13328).

[2] The results of operations for the three months ended May 31, 2000 and May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                                   MAY 31,
                                                  ---------
                                                     2000
                                                  ---------

               Raw Materials                      $ 408,222
               Work-in-Process                      264,381
               Finished Goods                       248,377
                                                  ---------

                  Total                           $ 920,980
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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)

FINANCIAL CONDITION
-------------------

Working capital decreased to a negative $3,804,000 at May 31, 2000, as compared to a negative $3,219,000 as of November 30, 1999. The decrease in working capital is primarily due to the losses sustained by the Company during the first half of Fiscal 2000. Cash and cash equivalents equaled approximately $97,000 as of May 31, 2000, compared with $15,000 as of November 30, 1999. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1999, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, which was fully drawn on as of February 29, 2000. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of February 29, 2000, there was an outstanding borrowing of $2,204,000 on such loans. As a result of the acquisition of Cypress, the Company became obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over four years. As of May 31, 2000, payments of $289,000 had been made to the Cypress shareholders.

On July 6, 2000, Sentex Sensing Technology, Inc. (the "Registrant") sold substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities and Metrisa common stock. No dividends or distributions will be available to make payments to the shareholders resulting from the sale. Monitek manufactures a wide range of environmental and process control instrumentation to monitor and analyze fluids of all types. Metrisa makes scientific and process control equipment for markets worldwide.

At the closing, Metrisa issued 160,000 shares of Metrisa common stock to the Registrant and paid the Registrant $1,265,000 for substantially all the assets of Monitek and Monitek GmbH, which was based on the estimated net book value of certain assets of those companies at July 1, 2000. The payment of the non-stock consideration was made by the assumption of various liabilities of Monitek and Monitek GmbH in the approximate amount of $272,000, payment in cash of approximately $500,000, reduced by $50,000 reflecting the amount of cash Metrisa advanced to the Registrant prior to closing, and delivery of a promissory note in the amount of approximately $493,000. A final adjustment to the purchase price will be made 45 days after closing. Any adjustments will be made to the amount of the promissory note.

         For a period of five years following the closing date, Metrisa and Metrisa GmbH will pay Monitek, on a monthly basis, a royalty on the amounts received from the United States Department of Defense by Metrisa or Metrisa GmbH from the sale of acoustic products of

Monitek for measurement of water in jet fuel, net of discounts and returns and uncollectible accounts. The amount of the royalty is as follows:

          Calendar Year                         Royalty Percentage
          -------------                         ------------------

              2000                 10% of gross revenues in excess of $250,000
              2001                 8% of gross revenues in excess of $500,000
              2002                 6% of gross revenues in excess of $500,000
              2003                 4% of gross revenues in excess of $500,000
              2004                 2% of gross revenues in excess of $500,000

There is currently no agreement with the United States Department of Defense and no assurance can be made that Metrisa will make any sales to the United States Department of Defense.

         Prior to the closing, the operation of Monitek and Monitek GmbH contributed substantially all of the Registrant's total revenues and constitute substantially all of the Registrant's total assets. Accordingly, the Registrant's operations currently substantially consist of settling its liabilities and managing and holding Metrisa shares and promissory notes. The Registrant may purchase additional assets in other lines of business, which at this time have not been determined. No assurance can be given that the Registrant will be able to acquire other lines of business.

Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

Net Operating Losses; IC-DISC

The Company has approximately $11,695,000 in net operating losses as of February 29, 2000, which will expire at various dates through the year 2018 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $11,695,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS
---------------------

Six Months Ended May 31, 2000 Compared to Six Months Ended May 31, 1999

The Company's net sales decreased by 31%, from $2,406,000 for the six months ended May 31, 1999 ("Fiscal 1999 Six Months") to $1,666,000 for the six months ended May 31, 2000 ("Fiscal 2000 Six Months"). Domestic sales decreased by $185,000, or 26%, while export sales from the United States decreased by $39,000, or 11%. Sales to Continental Europe by Monitek GmbH decreased by $516,000, or 38%, from the Fiscal 1999 Six Months to the Fiscal 2000 Six Months. The Company's management believes that the primary cause of these sales reductions was uncertainty on the part of customers and manufacturers' representatives regarding the strategic direction of the Company.

Cost of goods sold, as a percentage of sales, decreased to 52% for the Fiscal 2000 Six Months from 50% for the Fiscal 1999 Six Months, primarily as a result of a change in product mix. Direct labor and overhead increased to 14% of net sales for the Fiscal 2000 Three Months from 13% for the comparable Fiscal 1999 period, while material costs increased to 38% from 37% of net sales.

Selling, general and administrative expenses decreased to $1,149,000 for the Fiscal 2000 Six Months from $1,380,000 for the Fiscal 1999 Six Months. Cost reduction measures, which were implemented by management during the second half of Fiscal 1999, resulted in a decrease of approximately $100,000 for the Fiscal 2000 Six Months as compared to the Fiscal 1999 Six Months. Sales commissions decreased to $308,000 from $447,000 as a direct result of the decrease in net sales.

Research and development expenses decreased to $61,000 for the Fiscal 2000 Six Months from $90,000 for the Fiscal 1999 Six Months, primarily as a result of a decrease in activities by outside consultants.

Operating losses increased to $409,000 for the Fiscal 2000 Six Months from $275,000 for the Fiscal 1999 Six Months, primarily as a result of the decrease in sales and the increase in cost of sales as a percentage of net sales, partially offset by the reduction in selling, general and administrative expenses and the reduction in research and development expenses.

Foreign currency transactions between Monitek and its German subsidiary resulted in losses of $81,000 for the Fiscal 2000 Six Months and $60,000 for the Fiscal 1999 Six Months as a result of fluctuations in the value of the U.S. Dollar relative to the DM.

Interest expense increased to $164,000 for the Fiscal 2000 Six Months from $104,000 for the Fiscal 1999 Six Months as a result of increased borrowings.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


Net losses increased to $651,000 for the Fiscal 2000 Six Months from $428,000 for the Fiscal 1999 Six Months, primarily as a result of the increase in operating losses, the increase in foreign currency exchange losses and the increase in interest expense.

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

(a)      Exhibit 27 - Financial Data Schedule

(b)      Not applicable.

                                    SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:    July 17, 2000         SENTEX SENSING TECHNOLOGY, INC.


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