Form 10QSB
period 2000-08-31
SENTEX SENSING TECHNOLOGY INC
filed 2000-10-17
CIK 729599

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
--------------------------------------------------------------------------------
ACT OF 1934
-----------

For the quarterly period ended                      August 31, 2000
-------------------------------------------------------------------

                                                OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

 Commission File Number  0-13328
                         -------

                         SENTEX SENSING TECHNOLOGY, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  New Jersey                                                22-2333899
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1801 East Ninth Street, Cleveland, Ohio                             44114
---------------------------------------                           --------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (216) 687-9133
                                                   --------------


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

                               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                     NOVEMBER 30, 1999 AND AUGUST 31, 2000

                                                        NOVEMBER 30,                AUGUST 31,
                                                           1999                        2000
                                                        (AUDITED)                   (UNAUDITED)
                                                        ----------                   ----------

      ASSETS
      ------

CURRENT ASSETS:
   Cash and cash equivalents                            $   15,280                   $  382,159
   Accounts receivable                                     649,034                       34,786
   Inventories                                             962,390                      262,100
   Other Current Assets                                     89,488                       29,202
                                                        ----------                   ----------

   TOTAL CURRENT ASSETS                                  1,716,192                      708,247

EQUIPMENT AND IMPROVEMENTS - [NET
   OF ACCUMULATED DEPRECIATION AND
   AMORTIZATION]                                           123,793                         --

OTHER ASSETS
  Goodwill and other tangibles                             350,192                         --
  Investment in Metrisa                                       --                        379,200
  Note Receivable - Metrisa                                   --                        425,655
  Consulting contracts and other assets                    303,145                       10,195
                                                        ----------                   ----------
   TOTAL ASSETS                                         $2,493,322                   $1,523,297
                                                        ==========                   ==========




See Notes to Consolidated Financial Statements.

                               SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                     NOVEMBER 30, 1999 AND AUGUST 31, 2000

                                                                     NOVEMBER 30,                 AUGUST 31,
                                                                        1999                         2000
                                                                      (AUDITED)                   (UNAUDITED)
                                                                     -----------                  -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
    Notes payable:
      Bank                                                           $ 2,000,000                  $ 2,000,000
      Related party                                                    1,705,232                    2,304,899
   Accounts payable                                                      628,881                      527,598
   Accrued expenses and other current liabilities                        589,683                      351,933
   Convertible subordinated notes payable                                 11,348                       11,348
                                                                     -----------                  -----------

   TOTAL CURRENT LIABILITIES                                           4,935,144                    5,195,778
                                                                     -----------                  -----------

LONG-TERM DEBT
   Consulting contracts payable                                          160,550                       85,600

STOCKHOLDERS' EQUITY:
    Common stock, no par value, authorized
      100,514,911 shares, issued 100,514,911
      and 87,865,762 shares, outstanding
      78,919,762 and 78,919,762 shares,
      respectively                                                     2,880,079                    2,880,079
    Accumulated deficit                                               (5,199,658)                  (6,404,931)
    Treasury shares at cost, 8,946,000 shares                           (313,218)                    (313,218)
    Cumulative translation adjustment                                     30,425                       79,989
                                                                     -----------                  -----------

   TOTAL STOCKHOLDERS' EQUITY                                         (2,602,372)                  (3,758,081)
                                                                     -----------                  -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,493,322                  $ 1,523,297
                                                                     ===========                  ===========





See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                   ENDED AUGUST 31, 2000 AND AUGUST 31, 1999
                                   [UNAUDITED]

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   ------------------                          -----------------
                                             AUGUST 31,          AUGUST 31,            AUGUST 31,            AUGUST 31,
                                           -------------        -------------        -------------        --------------
                                                2000                 1999                 2000                1999
                                           -------------        -------------        -------------        -------------

Net sales                                  $     270,837        $   1,098,639        $   1,937,266        $   3,505,068

Cost of sales                                    156,942              597,089            1,021,903            1,808,313
                                           -------------        -------------        -------------        -------------

      Gross profit                               113,895              501,550              915,363            1,696,755

Selling, General and Admin                       305,346              715,527            1,454,498            2,095,935
Research and Development                          10,370               44,572               71,290              134,961
                                           -------------        -------------        -------------        -------------

      Operating loss                            (201,821)            (258,549)            (610,425)            (534,141)

Other income(expense)
      Gain on sale of Monitek                    243,441                    0              243,441                    0
      Other income(expense)                        1,156                 (740)               4,501               10,416
      Interest expense                          (119,323)             (61,089)            (283,525)            (164,775)
      Foreign currency transaction loss            9,031               (6,383)             (72,381)             (66,304)
                                           -------------        -------------        -------------        -------------

         Loss before income tax expense         (554,398)            (326,761)          (1,205,271)            (754,804)

Provision for income taxes                             0                    0                    0                    0
                                           -------------        -------------        -------------        -------------

      Net Loss                             $    (554,398)       $    (326,761)       $  (1,205,271)       $    (754,804)
                                           =============        =============        =============        =============

Net loss per share                         $        0.00        $        0.00        $       (0.01)       $       (0.01)

Weighted average number of
  Shares outstanding                         100,514,911           78,919,762          100,514,911           78,919,762








See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                AUGUST 31, 2000 AND AUGUST 31, 1999 [UNAUDITED]


NINE MONTHS ENDED

                                                                         AUGUST 31,                 AUGUST 31,
                                                                         ----------                 ----------
                                                                            2000                       1999
                                                                        -----------                -----------
OPERATING ACTIVITIES:
   Net loss                                                             $(1,205,271)               $  (754,804)
   Adjustments to reconcile net [loss] income to net cash
     Provided by [used in] operating activities:
      Depreciation and amortization                                          62,327                     58,417
      Loss on sale to Metrisa                                               243,441                          0
   Change in assets and liabilities:
     [Increase] decrease in:
       Accounts receivable                                                  177,709                     80,765
       Inventories                                                           (8,979)                    (7,772)
        Other assets                                                         21,863                     59,116
     Increase [decrease] in:
       Accounts payable                                                      57,060                     22,067
       Accrued expenses and other current liabilities                       130,502                   (245,442)
       Currency translation adjustment                                       49,564                       (792)
                                                                        -----------                -----------

     TOTAL ADJUSTMENTS                                                      472,483                    (33,641)
                                                                        -----------                -----------

   NET CASH USED BY OPERATING ACTIVITIES                                    732,788                   (788,445)
                                                                        -----------                -----------

INVESTING ACTIVITIES:
   Proceeds on sale to Metrisa                                              500,000                          0
   Acquisition of equipment and improvements                                      0                       (656)
                                                                        -----------                -----------

NET CASH USED BY INVESTING ACTIVITIES                                       500,000                       (656)
                                                                        -----------                -----------
FINANCING ACTIVITIES:
   Net proceeds on note payable - bank                                            0                    119,600
   Net proceeds on note payable - related party                             599,667                    628,000
                                                                        -----------                -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                            599,667                    747,600
                                                                        -----------                -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        366,879                    (41,501)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                            15,280                    111,133
                                                                        -----------                -----------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                           $   382,159                $    69,632
                                                                        ===========                ===========



See Notes to Consolidated Financial Statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

[1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at August 31, 2000 and the results of operations and cash flows for the three months ended August 31, 2000 and August 31, 1999.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999 (Commission File No. 2-13328).

[2] The results of operations for the three months ended August 31, 2000 and August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

[3] INVENTORY

Inventories consist of:

                                                             AUGUST 31,
                                                                2000
                                                                ----

                             Finished Goods                  $ 262,100


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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)

FINANCIAL CONDITION
-------------------

Working capital decreased to a negative $4,488,000 at August 31, 2000, as compared to a negative $3,219,000 as of November 30, 1999. The decrease in working capital is primarily due to the losses sustained by the Company during the first half of Fiscal 2000. Cash and cash equivalents equaled approximately $382000 as of August 31, 2000, compared with $15,000 as of November 30, 1999. As set forth in the independent auditors' report and notes to consolidated financial statements that accompanied the Company's Form 10-KSB for the fiscal year ended November 30, 1999, the Company's recurring losses from operations and the resulting effect on cash flow have reduced the Company's liquidity to its current level, which raises substantial doubt about the Company's ability to continue as a going concern.

To address the Company's working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, which was fully drawn on as of February 29, 2000. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of August
31, 2000, there was an outstanding borrowing of $230,500 on such loans. As a result of the acquisition of Cypress, the Company became obligated to make payments to the shareholders of Cypress (for payment of shares and performing future consulting services) of approximately $535,000 over four years. As of August 31, 2000, payments of $420,000 had been made to the Cypress shareholders.

Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

Net Operating Losses; IC-DISC

The Company has approximately $12,057,000 in net operating losses as of August 31, 2000, which will expire at various dates through the year 2018 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $12,057,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)

RESULTS OF OPERATIONS
---------------------

Nine Months Ended August 31, 2000 Compared to Nine Months Ended August 31, 1999

The Company's net sales decreased by 45%, from $3,505,000 for the nine months ended August 31, 1999 ("Fiscal 1999 Nine Months") to $1,937,000 for the nine months ended August 31, 2000 ("Fiscal 2000 Nine Months"). Both the sales and earnings decrease for the first nine months of fiscal 2000 was primarily due to the sale of Monitek and Monitek GmbH.

Net losses increased to $1,205,271 for the Fiscal 2000 Nine Months from $754,804 for the Fiscal 1999 Nine Months, primiraly as a result of the increase in operating losses, the increase in foreign currency exchange losses and the increase in interest expense. The loss was also impacted by the write-offs incurred in the Monitek sale.

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

ITEM 6 - SALE OF MONITEK ASSETS

On July 6, 2000, Sentex Sensing Technology, Inc. (the "Registrant") sold substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities and Metrisa common stock. No dividends or distributions will be a available to make payments to the shareholders resulting from the sale. Monitek manufactures a wide range of environmental and process control instrumentation to monitor and analyze fluids of all types. Metrisa makes scientific and process control equipment for markets worldwide.

At the closing, Metrisa issued 160,000 shares of Metrisa common stock to the Registrant and paid the Registrant $1,248,000 for substantially all the assets of Monitek and Monitek GmbH, which was based on the net book value of certain assets of those companies at July 1, 2000. The payment of the non-stock consideration was made by the assumption of various liabilities of Monitek and Monitek GmbH in the amount of $322,000, payment in cash of approximately $500,000, reduced by $50,000 reflecting the amount of cash Metrisa advanced to the Registrant prior to closing, and delivery of a promissory note in the amount of approximately $426,000. A final adjustment to the purchase price has been made.

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

                                    SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:    July 17, 2000      SENTEX SENSING TECHNOLOGY, INC.


                                 By:  /s/ Robert S. Kendall
                                    --------------------------------------------
                                     Robert S. Kendall, Chief Executive Officer


                                      /s/ James S. O'Leary
                                    --------------------------------------------
                                    James S. O'Leary, Chief Financial Officer