Form 10KSB/A
period 2000-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2001-03-15
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No, 2-13328
                  For the fiscal year ending November 30, 2000

                         SENTEX SENSING TECHNOLOGY, INC.
                         -------------------------------
             (Exact name of Registrant as specified in the charter)


            New Jersey                                     22-2333899
            ----------                                     ----------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

    1801 East Ninth Street
        Cleveland, Ohio                                       44114
        ---------------                                       -----
(Address of principal executive offices)                   (Zip Code)

                                 (216) 687-9133
                                 --------------
               (Registrant's telephone number including area code)

                                -----------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Shares, no par value

              Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES _X_    NO____

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on the Over-the-Counter Bulletin Board on February 28, 2001: $5,628,835

              Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of February 28, 2001 is 100,574,911

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)

Yes _____                  No   _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

Part IV -Item 13 - Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

                                                                     See Page 17


                                  ITEMS OMITTED

None

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

              Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek") became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of a wholly owned subsidiary of the company with and into Monitek. Monitek had been operating as a wholly owned subsidiary of the Company. Monitek also operated a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH, which over the last four years had accounted for approximately 60% of Monitek's total revenue. Monitek designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments.

              In March 1998, the Company purchased Cypress Instruments, Inc. ("Cypress") for the purpose of acquiring a new product line, which was subsequently folded into the Monitek product line.

              On September 4, 1998 the Company completed the sale of all of the outstanding capital stock of Systems to ALR Group Incorporated ("ALR"), which is principally owned by Amos Linenberg ("Linenberg"). Prior to the sale, Linenberg was the President of Systems and an Executive Vice President of the Company. In the past, Linenberg has been a principal shareholder of the company and served as a director of the Company.

              On July 2, 2000, the Company sold the business conducted by Monitek and Monitek GmbH to Metrisa, Inc. ("MTRE") of Bedford, Massachusetts. Under terms of the sale, the Company sold substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities, and Metrisa stock. The consideration received upon the sale of the assets was not sufficient to pay any dividends or distributions to the shareholders. Sentex is using consideration received in the transaction to satisfy existing liabilities. Metrisa makes scientific and process control equipment for markets worldwide.

ITEM 2 PROPERTIES

              The subsequent sale of Monitek and Monitek GmbH to Metrisa left the Company with no operating facilities. Administrative offices consist of approximately 10,400 square feet, which is shared with CPS at 1801 East Ninth Street, Cleveland, Ohio 44114.

ITEM 3 LEGAL PROCEEDINGS

              A former manufacturers' representative has filed a lawsuit against Monitek GmbH, captioned Foerster vs Monitek GmbH, in the District Court in Dusseldorf, Germany, claiming unlawful termination of his contract with the Company and asking for compensation under a German law protecting representatives of long standing. The suit asks for a total of $117,000, based on the currency exchange rate as of November 30, 2000. The Company's enclosed balance sheet includes an accrual of $51,000 based on an estimate of exposure provided by the Company's German counsel.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

              The Company's Common Shares trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter is presented below.

2000                                             HIGH              LOW
----                                             ----              ---

1st Quarter                                      .22               .01
2nd Quarter                                      .44               .06
3rd Quarter                                      .12               .05
4th Quarter                                      .16               .04

1999                                             HIGH              LOW
----                                             ----              ---

1st Quarter                                      .02               .01
2nd Quarter                                      .05               .01
2rd Quarter                                      .05               .01
4th Quarter                                      .012              .01

              The bid quotations represent interdealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On February 28, 2001 there were 109,460,911 Common Shares issued, 100,514,911 Common Shares outstanding and approximately 4,400 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOUR" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

              Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Annual Report on Form 10-KSB, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all business, as well as matters that are specific to the Company and the markets it serves.

              Specific risks to the Company include an inability of the Company to finance its working capital needs. In light of this and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

FINANCIAL CONDITION

Working Capital and Liquidity

              During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company's certified public accountants, Hausser + Taylor LLP, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 1999 and November 30, 2000, a statement that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. Subsequently, for fiscal 2000, the Company has sustained losses of approximately $1,567,000. These losses have had a substantial adverse effect on the working capital of the company.

              To address the Company's working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, which was fully drawn on as of November 30, 2000. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of November 30, 2000, there was an outstanding borrowing of $2,351,000 on such loans.

              Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

Net Operating Losses:  IC-DISC

              The Company has approximately $13,000,000 in net operating losses as of fiscal 2000, which will expire at various dates through the year 2020 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $13,000,000 net operating losses my be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS FROM OPERATIONS

              Fiscal 2000 as Compared to Fiscal 1999

              Fiscal 2000 results cannot be effectively compared to Fiscal 1999 due to the sale of Monitek and Monitek GmbH to Metrisa, Inc. in July 2000.

              The Company continues to incur a significantly reduced amount of selling, general and administrative expenses. Debt service charges for the bank line of credit and the CPS/Robert S. Kendall loans will continue at an annual rate of approximately $400,000.

SALE OF MONITEK ASSETS

              In July 2000, the Company sold substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities and Metrisa common stock. No dividends or distributions will be available to make payments to the shareholders resulting from the sale. Monitek manufactures a wide range of environmental and process control instrumentation to monitor and analyze fluids of all types. Metrisa makes scientific and process control equipment for markets worldwide.

              At the closing, Metrisa issued 160,000 shares of Metris common stock to the Company and paid the Company $1,248,000 for substantially all the assets of Monitek and Monitek GmbH, which was based on the net book value of certain assets of those companies at July 1, 2000. The payment of the non-stock consideration was made by the assumption of various liabilities of Monitek and Monitek GmbH in the amount of $322,000, payment in cash of approximately $500,000, reduced by $50,000 reflecting the amount of cash Metrisa advanced to the Company prior to closing, and delivery of a promissory note in the amount of approximately $426,000.

              For a period of five years following the closing date, Metrisa and Metrisa GmbH is obligated to the Company, on a monthly basis, a royalty on the amounts received from the United States Department of Defense by Metrisa or Metrisa GmbH from the sale of acoustic products of Monitek for measurement of water in jet fuel, net of discounts and returns and uncollectible accounts.

              There is currently no agreement with the United States Department of Defense and no assurance can be made that Metrisa will make any sales to the United States Department of Defense.

Prior to the closing, the operation of Monitek and Monitek GmbH contributed substantially all of the Company's total revenues and constitute substantially all of the Company's total assets. Accordingly, the Company's operations consist of settling its liabilities and managing and holding Metrisa shares and promissory notes. The Company may purchase additional assets in other lines of business, which at this time have not been determined. No assurance can be given that the Company will be able to acquire other lines of business.

CHANGES IN ACCOUNTING STANDARDS

              In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. Management believes this pronouncement will have no effect on the financial statements.

SUBSEQUENT EVENT

              On February 6, 2001, the Company announced that it has reached and agreement in principle to acquire Cleveland-based Regency Steel, LLC and Regency Technologies, Inc. for eight million shares of the Company's common stock. Regency Technologies is primarily owned by Regency Steel. Prior to entering into the letter of intent, Mr. Robert S. Kendall, chairman and president of the Company, owned 30 percent of the membership interest of Regency Steel, now currently owned by Mr. Kendall's family. Regency Steel and Regency Technologies Inc. together manufacture and market a family of computer-based products and services. With these acquisitions, the Company seeks to build a base in computer processing, hardware and software design, management, and financing. Regency Steel provides value-added, computer-based customization of stainless steel and other related products. Operating from a newly completed service center here, Regency Steel is also a broker of steel alloy.

              Regency Technologies is a hardware/software system designer and builder of processors, hard drives, and network products. In addition, it liquidates and resells used computer hardware and other capital equipment via the Internet.

ITEM 7  FINANCIAL STATEMENTS

              See Index to Financial Statements appearing on page F-2

ITEM 8  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

              None

PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              The Directors and Executive Officers of the Company are as follows:

              Name                    Age      Position
              ----                    ---      --------

              Robert S. Kendall       62       Chairman, President and Treasurer
              James S. O'Leary        63       Director
              James G. Few            52       Director
              Julius L. Hess          39       Director
              Ronald M. Lipson        66       Director

              ROBERT S. KENDALL has been the Chairman, President and Treasurer of the Company since March 1, 1996. He is also Chairman and President of CPS, a mergers and acquisitions company based in Cleveland. Until April 1996, he was also Chairman of the Board and founder of LDI Corporation, an asset leasing and technology services company which he, along with two others, founded in 1972. LDI was one of the largest independent lessors of technology and computer equipment in the United States. Mr. Kendall is also a general partner in NCP, Ltd., a real estate partnership actively engaged in investing, acquiring, financing and managing commercial, industrial and other properties. From 1969 to 1972, Mr. Kendall was branch manager at Victor-Nixdorf Computer, a manufacturer and distributor of computer systems. From 1963 to 1969, he was a salesman, financial specialist and sales manager at Burrough Corporation (now Unisys Corp.). Mr. Kendall graduated from Case Western Reserve University with a bachelor's degree in psychology in 1960, and attended graduate school at John Carroll University.

              JAMES S. O'LEARY has been employed by Monitek since August 1982 and had served as its Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and, from December 1996 through November 1998, he served as Vice President of Finance and Chief Financial Officer. In December 1998, Mr. O'Leary was elected as a Director and was appointed Chief Operating Officer of the Company. In September 1999, Mr. O'Leary resigned from his position as Chief Operating Officer but he is still employed by the Company, on a part-time bases, as Director.

              JAMES G. FEW has been a Director of the Company since March 1996. Mr. Few is presently a Vice President of Corporate Network, Inc., a management consulting firm in the long-term care industry. From March 1996 through December 1996, he served as the Chief Financial Officer and Vice President of the Company and from December 1996 through June 1998, he also assumed the role of Chief Operating Officer. Mr. Few also served as Vice President and Chief Executive Officer for CPS from October 1995 through June 1998. From June 1993 to October 1995, he was engaged as an independent financial consultant. Mr. Few served as Senior Vice President of Boston Distributors from November 1992 through May 1993 where he was responsible for finance, accounting systems and warehouse operations. In February 1993, Boston Distributors was declared bankrupt and was liquidated some time thereafter. From May 1991 through November 1992, Mr. Few served as Executive Vice President of Operations and Finance for Progressive Communications Technology. Mr. Few was engaged as an independent financial consultant from 1989 to 1991. From 1978 to 1989, he served as Executive Vice President and Chief Financial Officer of Harris Wholesale Drug Company, where he oversaw three operating divisions. Prior thereto, he served as Division Controller of IT & T for eight years. Mr. Few received a bachelor's degree in Business Management from Providence College.

              JULIUS L. HESS has served as Assistant Vice President for CPS since November 1994 and is responsible for research and analysis. At CPS he serves as lead analyst in the location and evaluation for acquisitions of publicly held companies or divisions of companies which are believed to be undervalued, or closely held companies with potential for appreciation. Prior to joining CPS, Mr. Hess was Human Resources Manager for a division of GE Capital from 1990 to 1994. From 1989 to 1990 he was Senior Human Resources Representative for B. F. Goodrich and prior thereto he was Compensation and Labor Relations Manager from 1986 to 1989 at the Mayo Clinic Medical Center. Mr. Hess graduated from Miami University in Oxford, Ohio, with a bachelor's degree in political science in 1983 and attended graduate school at the University of Minnesota. Mr. Hess is Mr. Kendall's son-in-law.

              RONALD M. LIPSON has been an attorney for more than thirty five years in Cleveland, Ohio, practicing in various areas including corporate, business, and real estate law. He was the incorporating attorney for LDI Corporation and formerly served as legal counsel and a director of LDI Corporation. Mr. Lipson is also a general partner in G&C Properties, an Ohio real estate partnership engaged in buying, selling and managing various types of real estate. Mr. Lipson attended Ohio University and graduated from Adelbert College of Case Western Reserve University with a bachelor's degree in business administration in 1955. He also received a Doctor of Jurisprudence degree in 1958 from Case Western Reserve University School of Law.

              Three meetings of the Company's Board of Directors were held during the fiscal year ended November 30, 2000.

              The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.

ITEM 10 EXECUTIVE COMPENSATION

              The following information is set forth with respect to the Company's Chief Executive Officer and each of the Company's other executive officers whose total compensation exceeded $100,000 for the fiscal year ended November 30, 2000:

                                                         ANNUAL COMPENSATION
                                                         -------------------
                                                                                          OTHER ANNUAL
                                   YEAR             SALARIES              BONUS           COMPENSATION
                                   ----             --------              -----           ------------


Robert S. Kendall                  2000             $200,000  (1)           -0-                -0-
  (Chief Executive Officer)        1999             $200,000  (1)           -0-                -0-
                                   1998             $250,000  (1)           -0-                -0-


(1) Represents compensation paid to CPS for management services rendered. (See Item 12). Amounts assigned to Mr. Kendall represent the allocation provided the Company by CPS at the Company's request, and may not actually represent any sum actually paid to him by CPS. Since May 31, 1997, the Company has not made any payments to CPS for management services but has accrued for such fees though June 30, 2000.

              Long-Term Compensation. No long-term compensation was paid during the fiscal years ended November 30, 2000, 1999, or 1998 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

              Stock Options. The Company adopted the Plan at a special meeting of its shareholders held on November 14, 1996. (See Item 4) Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 2000, there were no Company stock options held by the directors or executive officers of the Company.

              Compensation Pursuant to Plans. The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 2000, 1999 or 1998.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of February 28, 2001 by: (a) the Company's Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; (c) the Company's Chief Executive Officer and the other four most highly compensated executive officers named in the Summary Compensation Table; and (d) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.

NAME AND ADDRESS                    AMOUNT AND NATURE
OF BENEFICIAL OWNER (1)            OF BENEFICIAL OWNER         PERCENTAGE
-----------------------            -------------------         ----------

Robert S. Kendall (2)                  47,700,814                 47.4%

James G. Few                               --                      --

Julius L. Hess                             --                      --

James S. O'Leary                           --                      --
Rautendeleinweg 5
40235 Dusseldorf, Germany

Ronald M. Lipson                          687,500                   *
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

CPS Capital, Limited (3)               47,700,814                 47.4%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers             48,388,752                 48.1%
(as a group persons)

(1) The name and address of each individual is listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, Ohio 44114.

(2) The Common Shares set forth herein with respect to Mr. Kendall are all held of record by CPS or are beneficially owned by CPS. Mr. Kendall and his wife own 100% of the outstanding membership interests in CPS.

(3) CPS is the record holder of 47,700,814 Common Shares and has sole voting and dispositive power with respect to such shares.

* Represents less than 1% of the outstanding Common Shares.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

              As required under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Shares must report on their ownership of the Common Shares and any changes in that ownership to the Securities and Exchange Commission and to the Nation Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            CPS Management Agreement. After CPS acquired effective control of the Company, CPS entered into a Management Agreement with the Company, which was effective on March 1, 1996 (the "Original Management Agreement"). In connection with the execution of the Merger Agreement, CPS and the Company entered into an Amended and Restated Management Agreement (the "Amended and Restated Management Agreement"). Pursuant to the Original Management Agreement, CPS agreed to cause its personnel to perform the functions that would normally be performed by officers of the Company. Presently, such personnel consist mainly of Mr. Kendall, the Chairman of CPS and Peggy Nutaitis, the Secretary of CPS. In order to permit Mr. Kendal and Ms. Nutaitis to function as officers and for them to be properly insured as officers of the company, Mr. Kendall has been elected as the President and Treasurer of the Company and Ms. Nutaitis has been elected Secretary of the Company.

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

              In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and in December 1998, the parties agreed to reduce the fee to $200,000 for fiscal 1999 and subsequent years. CPS and the Company have agreed that the balance due as of November 30, 2000, which totals $442,000, and the fee for fiscal 2001, will be paid at some future time when the financial condition of the Company improves.

              Working Capital Assistance. During fiscal 1997 through fiscal 2000, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through November 2000, CPS provided the Company a series of temporary capital loans at a prime rate at National City Bank, Cleveland, Ohio ("NCB"). The outstanding balance of such loans totaled $2,351,477, including accrued interest, as of November 30, 2000. From time to time Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the Bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company unless the notes are converted into Common Shares at some future date. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.



ITEM 13 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
------                       -------------------

   3.1            Certificate of Incorporation, as amended (3)

   3.2            First Amended and Restated Bylaws of the Company (6)

   3.3            Certificate of Incorporation of Sentex Acquisition Corp. (4)

   3.5            Certificate of Merger (Sentex Systems, Inc. into Sentex) (4)

   3.6            Certificate of Incorporation of Sentex Systems, Inc. (5)

   3.7            Certificate of Incorporation of Monitek Technologies, Inc. (6)

   4.1            Specimen Certificate of Common Shares (3)

   4.2            Specimen of Class A Convertible Note (1)

   4.3            Participation Rights Agreements (1)

   4.4            Specimen of Clarion Note (1)

   9.1 Shareholders Agreement between CPS Capital, Ltd. and Amos Linenbert, dated March 1, 1996 (2)

   9.2 Shareholders Agreement between CPS Capital, Ltd. and Joanne Bianco, dated March 1, 1996 (2)

   9.3 Shareholders Agreement among CPS Capital, Ltd. and Clarion Capital Corporation and others (1)

 10.1             Employment Agreement with Dr. Amos Linenberg, dated March 1,
                  1996 (2)

 10.2             Consulting Agreement with Ms. Joanne Bianco, dated March 1,
                  1996 (2)

 10.3             Sentex 1996 Long-Term Incentive Stock Option Plan (1)

 21.1             List of Subsidiaries (6)

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

         (5) Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company's Form 10-KSB for the fiscal year ended Nobember 30, 1984.

         (6) Incorporated by reference to exhibits bearing the same exhibit numbers filed with the Company's Form 10-KSB for the fiscal year ended November 30, 1996.

         *   Filed herewith.

(B)  REPORTS ON FORM 8-K

              None

SIGNATURE

         Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2001              SENTEX SENSING TECHNOLOGY, INC.

                                   By: /s/ Robert S. Kendall
                                      -----------------------------------------
                                      Robert S. Kendall, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert S. Kendall
-----------------------       Chairman, President        March 15, 2001
Robert S. Kendall             and Treasurer



/s/ James S. O'Leary
-----------------------       Director                   March 15, 2001
James S. O'Leary


/s/ Julius L. Hess
-----------------------       Director                   March 15, 2001
Julius L. Hess


-----------------------       Director                   March 15, 2001
Ronald M. Lipson

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

                                    CONTENTS



------------------------------------------------------------------------------

                                                                   Page
                                                                   ----

AUDITORS' REPORT ON THE FINANCIAL STATEMENTS                        F-3

FINANCIAL STATEMENTS
    Consolidated balance sheet                                      F-4
    Consolidated statements of operations                           F-5
    Consolidated statements of stockholders' equity                 F-6
    Consolidated statements of cash flows                           F-7
    Notes to consolidated financial statements                   F-8 - F-16

                          Independent Auditors' Report


To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio


         We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. During the fiscal 2000 year, the Company discontinued its designing and manufacturing of analysis equipment and sold significantly all of its remaining operating assets. Additionally, the Company's stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the-Counter Bulletin Board which might limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                                   Hausser & Taylor LLP


Cleveland, Ohio
March 3, 2001

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                November 30, 2000
--------------------------------------------------------------------------------


            ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $   168,051
  Accounts receivable                                                                  4,000
  Current portion of notes receivable                                                 44,339
                                                                                 -----------
      Total current assets                                                                            $   216,390

OTHER ASSETS
  Restricted stock investment                                                        379,200
  Note receivable - net of current portion of $44,339                                381,316              760,516
                                                                                 -----------          -----------

                                                                                                      $   976,906
                                                                                                      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable:
    Bank                                                    $ 2,000,000
    Related party                                             2,351,477          $ 4,351,477
                                                            -----------
  Trade accounts payable ($441,671 to related party)                                 484,737
  Accrued liabilities                                                                295,760
  Convertible subordinated notes payable                                              12,423
                                                                                 -----------
      Total current liabilities                                                                       $ 5,144,397

LONG-TERM DEBT
  Consulting contracts payable                                                                             32,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value
    Authorized - 200,000,000 shares
    Issued - 109,460,911 shares
    Outstanding - 100,514,911 shares                                               2,880,079
  Retained earnings (deficit)                                                     (6,766,452)
  Treasury shares at cost, 8,946,000 shares                                         (313,218)
                                                                                 -----------
      Total stockholders' equity                                                                       (4,199,591)
                                                                                                      -----------

                                                                                                      $   976,906
                                                                                                      ===========


   The accompanying notes are an integral part of these financial statements.

                       SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years Ended November 30, 2000 and 1999
--------------------------------------------------------------------------------



                                                                         2000                   1999
                                                                         ----                   ----
REVENUES
  Interest and other income                                           $      9,821          $     18,464

COST AND EXPENSES
  Administrative                                                           544,644               891,340
  Research and development                                                  71,290               177,542
                                                                      ------------          ------------
      Total costs and expenses                                             615,934             1,068,882
                                                                      ------------          ------------

LOSS FROM OPERATIONS                                                      (606,113)           (1,050,418)

OTHER EXPENSE
  Interest                                                                 367,716               228,525
                                                                      ------------          ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAX EXPENSE                                        (973,829)           (1,278,943)

PROVISION FOR INCOME TAX EXPENSE                                                --                    --
                                                                      ------------          ------------

LOSS FROM CONTINUING OPERATIONS                                           (973,829)           (1,278,943)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from operations of discontinued business                           (621,973)             (161,504)
  Gain on disposal of discontinued business (net of goodwill
  write-off of $350,192)                                                    29,008                    --
                                                                      ------------          ------------
      Total loss from discontinued operations                             (592,965)             (161,504)
                                                                      ------------          ------------

NET LOSS                                                              $ (1,566,794)         $ (1,440,447)
                                                                      ============          ============


NET LOSS PER SHARE (BASIC AND DILUTED)                                $      (0.02)         $      (0.01)
                                                                      ============          ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                          100,514,911           100,514,911
                                                                      ============          ============


   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended November 30, 2000 and 1999
--------------------------------------------------------------------------------




                                                             Common Stock                 Retained
                                                    ------------------------------        Earnings
                                                      Shares             Amount           (Deficit)
                                                      ------             ------           ---------

Balance - November 30, 1998                         109,460,911       $  2,880,079      $ (3,759,211)

Comprehensive income (loss)
  Net loss                                                   --                 --        (1,440,447)
  Translation adjustment                                     --                 --                --

  Comprehensive income (loss)
                                                   ------------       ------------      ------------

Balance - November 30, 1999                         109,460,911          2,880,079        (5,199,658)

Comprehensive income (loss)
  Net loss                                                   --                 --        (1,566,794)
  Less: reclassification adjustment for income
   included in net loss                                      --                 --                --

  Comprehensive income (loss)
                                                   ------------       ------------      ------------

Balance - November 30, 2000                         109,460,911       $  2,880,079      $ (6,766,452)
                                                   ============       ============      ============


                                                                                         Accumulated
                                                             Treasury Stock                 Other              Total
                                                       ---------------------------      Comprehensive       Stockholders'
                                                        Shares           Amount             Income             Equity
                                                        ------           ------             ------             ------

Balance - November 30, 1998                            8,946,000      $(313,218)         $ 25,699           $ (1,166,651)

Comprehensive income (loss)
  Net loss                                                    --             --                --             (1,440,447)
  Translation adjustment                                      --             --             4,726                  4,726
                                                                                                            ------------
  Comprehensive income (loss)                                                                                 (1,435,721)
                                                    ------------      ---------          --------           ------------

Balance - November 30, 1999                            8,946,000       (313,218)           30,425             (2,602,372)

Comprehensive income (loss)
  Net loss                                                    --             --                --             (1,566,794)
  Less: reclassification adjustment for income
   included in net loss                                       --             --           (30,425)               (30,425)
                                                                                                            ------------
  Comprehensive income (loss)                                                                                 (1,597,219)
                                                    ------------      ---------          --------           ------------

Balance - November 30, 2000                            8,946,000      $(313,218)         $     --           $ (4,199,591)
                                                    ============      =========          ========           ============


   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended November 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                            2000             1999
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(1,566,794)      $(1,440,447)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Amortization of discount on convertible subordinated
     notes payable                                                            1,075               538
    Depreciation, amortization and write down of intangible assets          363,311           197,165
     of $160,000 in 2000
    Translation and other adjustments                                       (30,425)            5,802
    Gain on sale of assets, net of goodwill write-off of $350,192           (29,008)               --
    Changes in assets and liabilities:
     Accounts receivable                                                    208,496            50,375
     Inventories                                                            253,121           156,600
     Other current assets                                                    36,670           (27,209)
     Other assets                                                            14,395            (2,460)
     Accounts payable                                                        14,199            24,584
     Accrued expenses and other current liabilities                        (119,563)         (232,591)
                                                                        -----------       -----------
      Total adjustments                                                     712,271           172,804
                                                                        -----------       -----------
       Net cash used by operating activities                               (854,523)       (1,267,643)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                          --           (16,443)
  Proceeds from sale of assets                                              500,000                --
                                                                        -----------       -----------
       Net cash provided (used) by investing activities                     500,000           (16,443)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds on note payable - bank                                            --           119,600
  Net proceeds on note payable - related party                              646,245         1,154,232
  Payments on consulting contracts                                         (138,951)          (85,599)
                                                                        -----------       -----------
       Net cash provided by financing activities                            507,294         1,188,233
                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               152,771           (95,853)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                15,280           111,133
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                 $   168,051       $    15,280
                                                                        ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                            $   364,933       $   246,219

See notes to the consolidated financial statements for certain noncash investing and financing activities.


   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION, BACKGROUND, INDUSTRY SEGMENT AND DISCONTINUED
             OPERATIONS

             The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

             Historically, the Company's business was confined to a single industry segment, designing and manufacturing of analysis equipment. Operations were conducted through the Company's wholly-owned subsidiaries, Sentex Systems, Inc., Monitek Technologies, Inc. ("Monitek"), its wholly-owned subsidiary, Monitek GmbH (which operated in Continental Europe), and Cypress Instruments, Inc. Sentex Systems, Inc.'s assets and operations were disposed of in the year ended November 30, 1998. Effective July 1, 2000, the Company sold substantially all of the net assets of Monitek and its wholly-owned subsidiary to Metrisa, Inc. ("Metrisa"), a Delaware corporation. This business has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. Monitek's assets were sold for an aggregate consideration of $1,627,053 consisting of a cash payment of $500,000, a promissory note in the amount of $425,655, an aggregate of 160,000 shares of Metrisa's common stock, $.50 par value, valued at $2.37 per share ($379,200) and the assumption of liabilities of $322,198. The Company recorded a net gain of $29,008 in connection with the transaction.

             Financial information relating to the discontinued operations of Monitek follows:


                                       Years Ended November 30,
                                  ---------------------------------
                                      2000                  1999
                                      ----                  ----
REVENUES
  Net sales                       $ 1,937,266           $ 4,114,559

COST AND EXPENSES
  Cost of sales                     1,215,047             2,241,163
  Selling and general               1,344,192             2,034,900
                                  -----------           -----------
    Total costs and expenses        2,559,239             4,276,063
                                  -----------           -----------

LOSS FROM OPERATIONS OF
 DISCONTINUED OPERATIONS          $  (621,973)          $  (161,504)
                                  ===========           ===========


             As of November 30, 2000, all of the Company's operating assets have been disposed of and the related operating activities have been discontinued.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             A. Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. As described in Note 1, during the fiscal 2000 year, the Company sold all of its remaining operating assets. Additionally, the Company's stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the-Counter Bulletin Board which might limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's ability to continue in existence is primarily dependent upon its ability to arrange adequate financing and to attain operating activities to sustain required cash flows.

             B. Inventories - Prior to the disposal of the operations of Sentex Systems, Inc. and Monitek, inventories were stated at the lower of cost (determined by the first-in, first-out method) or market.

             C. Property and Equipment - Prior to the disposal of the operations of Sentex Systems, Inc. and Monitek, property and equipment were stated at cost less accumulated depreciation and amortization. Depreciation and amortization were computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. When assets were retired or otherwise disposed of, the cost and related accumulated depreciation or amortization were removed from the accounts and any resulting gain or loss was recognized in income or loss for the period. The cost of maintenance and repairs was included in the statements of operations as incurred; significant renewals and betterments were capitalized.

             D. Revenue Recognition - Prior to the disposal of the operations of Sentex Systems, Inc. and Monitek, the Company recorded revenue as products were shipped to customers.

             E. Research and Development Costs - Prior to the disposal of the operations of Sentex Systems, Inc. and Monitek, research and development costs were expensed as incurred.

             F. Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             G. Concentration of Credit and Risk Factors - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and equivalents and investments in certificates of deposit. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

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

             J. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying value of the Company's note receivable approximates its fair value.

             K. Foreign Currency Translation - Prior to the disposal of the operations of Monitek GmbH, the Company accounted for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The functional currency of the Company's German subsidiary was the deutsche mark. All transactions of that subsidiary denominated in currency other than the functional currency were remeasured into the functional currency with the resulting gain or loss included as foreign currency transaction gains or losses in the accompanying consolidated statements of operations. Assets and liabilities denominated in currencies other than U.S. dollars were translated at year end exchange rates and all statement of operations items were translated at the weighted average exchange rate for the year.

             L. Loss Per Share - Loss per share is calculated using the weighted average number of shares outstanding. Potentially dilutive securities are insignificant.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             M. New Authoritative Pronouncements - In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. Management believes this pronouncement will have no effect on the financial statements.

NOTE 3.      NOTE RECEIVABLE

             Note receivable, in the original amount of $425,655, consists of a single promissory note dated July 1, 2000, due from Metrisa (see Notes 1 and 4). Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 beginning July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa's senior debt.

             At November 30, 2000, principal payments due, based on the Company's fiscal year, are as follows:

                           2001                            $ 44,339
                           2002                             106,416
                           2003                             106,416
                           2004                             106,416
                           2005                              62,068
                                                           --------
                                                           $425,655
                                                           ========


NOTE 4.      RESTRICTED STOCK INVESTMENT

             At November 30, 2000, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek (see Note 1). The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is subject to
             Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa's common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at November 30, 2000.

             The Company does not consider the stock to be "trading securities," as defined under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management of the Company estimates the November 30, 2000 carrying value ($379,200) of the Company's investment in Metrisa does not differ materially from its fair value.

             Metrisa was incorporated in Delaware and is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 5.      ACCRUED LIABILITIES

             Accrued liabilities consist of the following at November 30, 2000:

                           Consulting                         $128,399
                           Pension                             100,000
                           Other                                67,361
                                                              --------

                                                              $295,760
                                                              ========

NOTE 6.      NOTES PAYABLE - BANK AND OTHER BORROWING ARRANGEMENTS

             The Company has available a $2,000,000 demand line of credit secured by the Company's assets and the assets of the Company's Chairman of the Board. Interest is charged on a 90-day contract period at the lower of the prime lending rate or LIBOR plus 150 basis points (9.50% as of November 30, 2000). Interest is payable monthly. Amounts outstanding under the line amounted to $2,000,000 at November 30, 2000.

             During the years ended November 30, 2000 and 1999, a principal shareholder and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 2000, the Company had notes payable of $2,351,477 (bearing interest at the prime rate) to its principal shareholder, CPS Capital, Ltd., in connection with such unsecured loans.

             Interest expense for the years ended November 30, 2000 and 1999 amounted to $367,716 and $228,525, respectively.

NOTE 7.      CONVERTIBLE SUBORDINATED NOTES PAYABLE

             Convertible subordinated notes payable of $12,423 are subordinated to all present and future obligations of the Company and have a stated interest rate of 5.05% per annum. Interest on the notes is payable annually (November 30) in shares of the Company's common stock based on the average of the bid and ask prices of the shares on the last ten trading days prior to the date on which the interest payment is due. Interest expense related to the convertible subordinated notes payable amounted to approximately $1,702 and $1,562 for the years ended November 30, 2000 and 1999, respectively. The notes can be converted at the holders' or Company's option into that number of shares by dividing the face amount of the note by $.075. The conversion terms contain standard anti-dilutive provisions to adjust the conversion price.

NOTE 8.      COMMITMENTS AND CONTINGENCIES

             The Company leased certain equipment and occupied premises under various operating leases. Rental expense amounted to approximately $135,000 and $315,000 for the years ended November 30, 2000 and 1999, respectively. As of November 30, 2000, the Company is not obligated under any long-term lease contracts.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 9.      STOCK INCENTIVE PLAN

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

             Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners: (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 2000, the Company has not granted any awards under the Incentive Plan.

             Stock options outstanding at November 30, 1996 consisted of Monitek stock options that were automatically converted, at the date of acquisition, into options to purchase 2,583,110 of the Company's common shares at an average exercise price of $.1038 per share and a range of $.0725 to $.1812 per share. During the year ended November 30, 1997, 241,412 shares under option were forfeited and 689,749 shares under option expired by their terms but were extended for an additional 18 months with an exercise price equal to the original exercise price of $.1812 per share (the fair value of the options under SFAS 123 was not material). During the years ended November 30, 2000, 1999 and 1998, 258,621, 776,002 and
             1,307,075 shares, respectively, under option expired or were forfeited. No options were outstanding to purchase the Company's stock at November 30, 2000.

NOTE 10.     PROFIT-SHARING PLAN

             The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 2000 and 1999.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 11.     INCOME TAXES

             As referred to in Note 1, the Company utilizes SFAS 109, Accounting for Income Taxes. A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

                                                                           2000           1999
                                                                           ----           ----
                  Expected federal income tax benefit at
                    the statutory rate                                    (34.0)%        (34.0)%

                  Increase in taxes resulting from:
                    Effect of operating loss for which no tax
                     carrybacks are available                              34.0           34.0
                    Other                                                    --             --
                                                                          -----          -----

                                                                             --%            --%
                                                                          =====          =====


             The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

                                                                   2000                1999
                                                                   ----                ----
                  Deferred tax assets:
                    Allowance for doubtful accounts and
                     miscellaneous other                       $        --          $   (17,600)
                    Net operating loss carryforward              2,249,400            1,846,200
                                                               -----------          -----------
                        Total gross deferred tax assets          2,249,400            1,828,600
                    Less valuation allowance                     2,249,400            1,828,600
                                                               -----------          -----------

                        Net deferred tax assets                $        --          $        --
                                                               ===========          ===========


             The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

             The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 2000 and 1999, the Company recorded increases of $420,800 and $327,400, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

             At November 30, 2000, the Company had approximately $12,881,000 of net operating loss carryforwards available to offset future federal taxable income. The federal net operating loss carryforwards expire at various dates through 2020. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that are subject to limitations as a result of these provisions.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 12.     RELATED PARTY TRANSACTIONS

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

             In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and, in December 1998, the parties agreed to reduce the fee to $200,000 for fiscal 1999. CPS and the Company have agreed that the balance due as of November 30, 1998, which totals $125,000, and the fee for fiscal 1999 ($200,000) will be paid at some future time when the financial condition of the Company improves. Effective July 1, 2000, the Company has temporarily suspended the management fee agreement. As of November 30, 2000, the balance due for unpaid management fees was $441,671.

NOTE 13.     SEGMENT AND GEOGRAPHIC INFORMATION

             Prior to the disposal of the operations of Sentex Systems, Inc. and Monitek, the Company's business was confined to one industry segment as described in Note 1 and two geographical reporting segments. Sales for the years ended November 30, 2000 and 1999 and identifiable assets classified by the major geographic areas in which the Company operated are as follows:

                                                                 Year Ended November 30,
                                                            ----------------------------------
                                                                2000                 1999
                                                                ----                 ----
                  Sales to unaffiliated customers:
                   United States
                    Domestic                               $   851,918           $ 1,315,848
                    Export sales                               254,468               412,921
                   Continental Europe                          830,880             2,385,790
                  Intercompany transfers                       191,698               642,346
                  Eliminations                                (191,698)             (642,346)
                                                           -----------           -----------

                  Net sales                                $ 1,937,266           $ 4,114,559
                                                           ===========           ===========

                  Identifiable assets:
                   United States                           $   976,906           $ 1,460,523
                    Continental Europe                              --             1,032,799
                                                           -----------           -----------

                  Total assets                             $   976,906           $ 2,493,322
                                                           ===========           ===========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 14.     SUBSEQUENT EVENT

             In February 2001, the Company reached an agreement in principle to acquire Cleveland-based Regency Steel, LLC and Regency Technologies, Inc. for eight million shares of the Company's common stock. Regency Technologies is primarily owned by Regency Steel. Prior to entering into the letter of intent, Mr. Robert S. Kendall, chairman and president of the Company, owned 30 percent of the membership interest of Regency Steel, now currently owned by Mr. Kendall's family. Regency Steel and Regency Technologies together manufacture and market a family of computer-based products and services. With these acquisitions, the Company seeks to build a base in computer processing, hardware and software design, management and financing. Regency Steel provides value-added, computer-based customization of stainless steel and other related products. Operating from a newly completed service center, Regency Steel is also a broker of steel alloy. Regency Technologies is a hardware/software system designer and builder of processors, hard drives and network products. In addition, it liquidates and resells used computer hardware and other capital equipment via the Internet. Management expects the acquisition, subject to satisfactory results from the Company's due diligence review, to close in the Company's 2nd fiscal quarter.