Form 10QSB
period 2001-02-28
SENTEX SENSING TECHNOLOGY INC
filed 2001-04-30
CIK 729599

                                   Form 1O-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28 2001

                                       OR

         (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to

         Commission File Number 0-13328
                                ----------

                         SENTEX SENSING TECHNOLOGY, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                      22-2333899
         -------------------------------    -----------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)


         1801 East Ninth Street. Cleveland, Ohio               44114
         ---------------------------------------         -------------------
         (Address of principal executive offices)            (Zip Code)


         Registrant's telephone number, including area code (216)687-9133
                                                            -----------------

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

                  APPLICABLE ONLY TO ISSUERS INVOLVED N BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 2000 AND FEBRUARY 28, 2001


                                                         November 30,      February 28,
                                                             2000               2001
                                                           (Audited)        (Unaudited)


   ASSETS
   ------

CURRENT ASSETS:
  Cash and cash equivalents                               $   168,051       $    75,245
  Accounts Receivable                                           4,000             4,000
  Current portion of notes receivable                          44,339            44,339
                                                          -----------       -----------
  TOTAL CURRENT ASSETS                                    $   216,390       $   123,584

OTHER ASSETS
  Restricted stock investment                                 379,200           379,200
  Note receivable- net of current portion of $44,339          381,316           381,316
                                                          -----------       -----------

  TOTAL ASSETS                                            $   976,906       $   884,100
                                                          ===========       ===========


   Liabilities and Stockholders' Equity
   ------------------------------------

CURRENT LIABILITIES:
   Notes payable:
    Bank                                                  $ 2,000,000       $ 2,000,000
    Related party                                           2,351,477         2,402,029
  Trade accounts payable ($441,671 to related party)          484,737           479,941
  Accrued liabilities                                         295,760           294,149
  Convertible subordinated notes payable                       12,423            12,423
                                                          -----------       -----------
  TOTAL CURRENT LIABILITIES                               $ 5,144,397       $ 5,188,542

LONG TERM DEBT
  Consulting contracts payable                                 32,100                 -

STOCKHOLDERS' EQUITY:
  Common stock, no par value                                2,880,079         2,880,079
    Authorized - 200,000,000 shares
    Issued - 109,460,911 shares
    Outstanding - 100,514,911 shares
  Accumulated deficit                                      (6,766,452)       (6,871,303)
  Treasury shares at cost, 8,946,000 shares                  (313,218)         (313,218)

  TOTAL STOCKHOLDERS' EQUITY                               (4,199,591)       (4,304,442)
                                                          -----------       -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   976,906       $   884,100
                                                          ===========       ===========


    See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 [UNAUDITED]

                                                                                   Three Months Ended
                                                                              February 28.    February 29,
                                                                              ------------    ------------
                                                                                  2001            2000
                                                                                  ----            ----

    REVENUES
      Interest and other income                                               $     11,631    $      1,301

    COST AND EXPENSES
      Administrative                                                                 4,957         140,923
      Research and development                                                           -          23,826
                                                                              ------------    ------------
        Total costs and expenses                                                     4,957         164,749
                                                                              ------------    ------------
    LOSS FROM OPERATIONS                                                             6,674        (163,448)

    OTHER EXPENSE

      Interest                                                                      96,830          84,178
                                                                              ------------    ------------

    LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAX EXPENSE        (90,156)       (247,626)

    PROVISION FOR INCOME TAX EXPENSE                                                 -                   -
                                                                              ------------    ------------
    LOSS FROM CONTINUING OPERATIONS                                                (90,156)       (247,626)

    LOSS FROM DISCONTINUED OPERATIONS

      Loss from operations of discontinued operations                              (14,694)         (6,265)
      Gain on disposal of discontinued business (net of goodwill write-off)              -               -
                                                                              ------------    ------------

          Total loss from discontinued operations                                  (14,694)         (6,265)
                                                                              ------------    ------------

    NET LOSS                                                                  $  (104, 850)   $   (253,891)
                                                                              ============    ============

    NET LOSS PER SHARE (BASIC AND DILUTED)                                    $      (0.00)   $      (0.00)

    WEIGHTED NUMBER OF SHARES OUTSTANDING                                      100,514,911     100,514,911




                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
            ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 [UNAUDITED]

                                                                             Three Months Ended
                                                                        February 28.       February 29.
                                                                        ------------       ------------
                                                                             2001             2000
                                                                             ----             ----


OPERATING ACTIVITIES:
  Net loss                                                                $(104,850)        $(253,891)
  Adjustment to reconcile net [loss] income to net
    cash provided by [used in] operating
    activities:
    Depreciation, amortization and writedown of intangible assets                 -            13,659
  Change in asset and liabilities:
    [Increase] decrease in:
       Accounts receivable                                                        -           (13,535)
       Inventories                                                                -           (14,958)
       Other assets                                                               -            11,447
    Increase [decrease] in:
       Accounts payable                                                      (4,796)           47,945
       Accrued expenses and other current liabilities                       (33,712)           18,818
       Currency translation adjustment                                            -            34,332
                                                                          ---------         ---------

    TOTAL ADJUSTMENTS                                                       (38,508)           97,708
                                                                          ---------         ---------

  NET CASH USED BY OPERATING ACTIVITIES                                    (143,358)         (156,183)

INVESTING ACTIVITIES:
  Acquisition of equipment and improvements                                       -            (4,597)
                                                                          ---------         ---------
  Net cash provided (used) by operating activities                                -            (4,597)

FINANCING ACTIVITIES:
  Net proceeds on note payable - related party                               50,552           152,900
                                                                          ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    50,552           152,900
                                                                          ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (92,806)           (7,880)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                            168,051            15,280
                                                                          ---------         ---------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                $  75,245         $   7,400
                                                                          =========         =========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]

         [1] In the opinion of management, the unaudited financial statements contain all adjustments [consisting of only normal recurring accruals and repayments] necessary to present fairly the financial position at February 28, 2001 and the results of operations and cash flows for the three months ended February 28, 2001 and February 29, 2000.

         These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form lO-KSB for the fiscal year ended November 30, 2002 (Commission File No. 2-13328).

         [2] The results of operations for the three months ended February, 28, 2001 and February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

         [3] EARNINGS PER SHARE

         Earnings [loss] per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are insignificant.

         [4] PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries [the "Company"]. All material inter-company accounts and transactions have been eliminated in consolidation.

         [5] NOTE RECEIVABLE

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


         At February 29, 2001, principal payments due, based on the Company's fiscal year, are as follows:


                    2001                      $ 44,339
                    2002                       106,416
                    2003                       106,416
                    2004                       106,416
                    2005                        62,068
                                              --------
                                              $425,655
                                              ========

                  SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [CONT'D]



         [6] RESTRICTED STOCK INVESTMENT

         At February 28, 2001 the company owned 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% of the outstanding common stock of Metrisa The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa's common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at November 30, 2000.

         The Company does not consider the stock to be "trading securities," as defined under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management of the Company estimates the February 28, 2001 carrying value ($379,200) of the Company's investment in Metrisa does not differ materially from its fair value.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On July 6, 2000, Sentex Sensing Technology, Inc. (the "Registrant") sold substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities and Metrisa common stock. No dividends or distributions will be available to make payments to the shareholders resulting from the sale Monitek manufactures a wide range of environmental and process control instrumentation to monitor and analyze fluids of all types. Metrisa makes scientific and process control equipment for markets worldwide.

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

         To address the Company's working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, which was fully drawn on as of November 30, 2000. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of February 28, 2001, there was an outstanding borrowing of $2,402,000 on such loans.

         Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.


Net Operating Losses; IC-DISC

The Company has approximately $12,986,000 in net operating losses as of February 28, 2001, which will expire at various dates through the year 2018 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $12,057,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company

As of April 1, 1991, Monitek's IC-DISC, Monitek International, Inc., was effectively terminated. As a result, Monitek had begun repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 has been and will continue to be recognized as income, for tax return purposes, over the 10-year period ending March 31, 2001.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


RESULTS OF OPERATIONS
---------------------

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

Revenues of $11,631 were $10,330 higher than last year due to interest received on the note from Metrisa.

There were no operations for the Company in the first quarter of 2001. Continuing expenses are for interest on debt obligations and professional fees. All operating expenses were recorded during the year ended November 30, 2000.

The net loss for the period amounted to $104,850 compared to a loss of $253,891 for the same period last year

In February 2001, the Company reached an agreement in principle to acquire Cleveland-based Regency Steel, LLC and Regency Technologies, Inc. for eight million shares of the Company's common stock. Regency Technologies is primarily owned by Regency Steel. Mr. Robert S. Kendall, owns 30 percent of the membership interest of Regency Steel. Regency Steel and Regency Technologies together manufacture and market a family of computer-based products and services. With these acquisitions, the Company seeks to build a base in computer processing, hardware and software design, management and financing. Regency Steel provides value-added, computer-based customization of stainless steel and other related products. Operating from a newly completed service center, Regency Steel is also a broker of steel alloy. Regency Technologies is a hardware/software system designer and builder of processors, hard drives and network products. In addition, it liquidates and resells used computer hardware and other capital equipment via the Internet. Management expects the acquisition, subject to satisfactory results from the Company's due diligence review, to close in the Company's 2nd fiscal quarter.


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

Date:     April 30, 2001          SENTEX SENSING TECHNOLOGY, INC.


                                  By: /s/ Robert S. Kendall
                                      ------------------------------------------
                                      Robert S. Kendall, Chief Executive Officer

                                       /s/ William R. Sprow
                                      -----------------------------------------
                                      William R. Sprow, Chief Financial Officer