Form 10QSB
period 2001-05-31
SENTEX SENSING TECHNOLOGY INC
filed 2001-07-13
CIK 729599

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

For the quarterly period ended May 31, 2001
-------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

 Commission File Number  0-13328
                         ---------------

                         SENTEX SENSING TECHNOLOGY, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   New Jersey                                          22-2333899
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

   1801 East Ninth Street, Cleveland, Ohio                        44114
------------------------------------------                   ----------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (216) 687-9133
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

                                     Yes [ X ]      No [   ]

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 2000 AND MAY 31, 2001

                                                                                NOVEMBER 30,              MAY 31
                                                                                  2000                     2001
                                                                                 (AUDITED)              (UNAUDITED)
                                                                              --------------          --------------
         ASSETS


CURRENT ASSETS
         Cash and cash equivalents                                            $      168,051          $       25,718
         Accounts receivable                                                           4,000                   4,000
         Current portion of notes receivable                                          44,339                  44,339
                                                                              --------------          --------------

         TOTAL CURRENT ASSETS                                                        216,390                  74,057

OTHER ASSETS
         Restricted stock investment                                                 379,200                 379,200
         Note receivable - net of current portion of $44,339                         381,316                 381,316
         Investment                                                                     --                    16,000
                                                                              --------------          --------------

TOTAL ASSETS                                                                  $      976,906          $      850,573
                                                                              ==============          ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES Notes payable:
                Bank                                                          $    2,000,000          $    2,000,000
                Related party                                                      2,351,477               2,609,832
         Accounts payable ($441,671.00 to related party)                             484,737                 462,203
         Accrued liabilities                                                         295,760                 247,299
         Convertible subordinated notes payable                                       12,423                  12,423
                                                                              --------------          --------------

         TOTAL CURRENT LIABILITIES                                                 5,144,397               5,331,757

LONG TERM DEBT
         Consulting contracts payable                                                 32,100                    --

STOCKHOLERS' EQUITY
         Common stock, no par value                                                2,880,079               2,880,079
                Authorized - 200,000,000 shares
                Issued - 109,460,911 shares
                Outstanding - 100,514,911 shares
         Accumulated deficit                                                      (6,766,452)             (7,048,045)
         Treasury shares at cost, 8,946,000 shares                                  (313,218)               (313,218)
                                                                              --------------          --------------

         TOTAL STOCKHOLDERS' EQUITY                                               (4,199,591)             (4,481,183)

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      976,906          $      850,573
                                                                              ==============          ==============


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                 ENDED MAY 31, 2001 AND MAY 31, 2000 (UNAUDITED)


                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    MAY 31            MAY 31            MAY 31           MAY 31
                                                                    ------            ------            ------           ------
                                                                     2001              2000              2001             2000
                                                                     ----              ----              ----             ----

REVENUES
       Interest and other income                                $      10,933     $       2,044     $      22,564     $       3,345

COST AND EXPENSES
       Administration                                                 111,566           146,365           131,217           287,288
       Research and development                                          --              37,094              --              60,920
                                                                -------------     -------------     -------------     -------------
           Total costs and expenses                                   111,566           183,459           131,217           348,208
                                                                -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                                 (100,633)         (181,415)         (108,653)         (344,863)

OTHER EXPENSE
       Interest                                                        76,109            80,024           172,939           164,202
                                                                -------------     -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
       PROVISION FOR INCOME TAX EXPENSE                              (176,742)         (261,439)         (281,592)         (509,065)

PROVISION FOR INCOME TAX EXPENSE                                         --                --                --                --
                                                                -------------     -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS                                      (176,742)         (261,439)         (281,592)         (509,065)

LOSS FROM DISCONTINUED OPERATIONS:
       Loss from operations of discontinued operations                   --            (135,543)             --            (141,808)
                                                                -------------     -------------     -------------     -------------
NET LOSS                                                        $    (176,742)    $    (396,982)    $    (281,592)    $    (650,873)
                                                                =============     =============     =============     =============

NET LOSS PER SHARE (BASIC AND DILUTED)                          $       (0.00)    $       (0.00)    $       (0.00)    $       (0.01)

WEIGHTED NUMBER OF SHARES OUTSTANDING                             100,514,911       100,514,911       100,514,911       100,514,911



                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS
                 ENDED MAY 31, 2001 AND MAY 31, 2000 (UNAUDITED)

                                                                                                       SIX MONTHS ENDED
                                                                                                    MAY 31           MAY 31
                                                                                                    ------           ------
                                                                                                     2001             2000
                                                                                                     ----             ----

OPERATING ACTIVITIES:
            Net loss                                                                              $(281,592)       $(650,873)
            Adjustment to reconcile net (loss) income to net
                      cash provided by (used in) operating
                      activities:
                      Depreciation, amortization and write down of intangible assets                   --             23,434
            Change in assets and liabilities:
                      (Increase) decrease in:
                          Accounts receivable                                                          --            157,270
                          Inventories                                                                  --             41,410
                          Other assets                                                              (16,000)          47,275
                      Increase (Decrease) in:
                          Accounts payable                                                          (22,534)          50,872
                          Accrued expenses and other current liabilities                            (80,562)         (52,658)
                          Currency translation adjustment                                              --             43,170
                                                                                                  ---------        ---------

                      TOTAL ADJUSTMENTS                                                            (119,096)         310,773
                                                                                                  ---------        ---------

            NET CASH USED BY OPERATING ACTIVITIES                                                  (400,688)        (340,100)

INVESTING ACTIVITIES:
            Acquisition of equipment and improvements                                                  --             (1,541)
                                                                                                  ---------        ---------

            Net cash provided (used) by operating activities                                           --             (1,541)

FINANCING ACTIVITIES:
            Net proceeds on note payable - related party                                            258,355          423,342
                                                                                                  ---------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           258,355          423,342
                                                                                                  ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (142,333)          81,701

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                     168,051           15,280
                                                                                                  ---------        ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                         $  25,718        $  96,981
                                                                                                  =========        =========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at May 31, 2001 and the results of operations and cash flows for the six months ended May 31, 2001 and May 31, 2000.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2000 (Commission File No. 2-13328).

(2) The results of operations for the six months ended May 31, 2001 and May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(3)  EARNINGS PER SHARE

Earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are insignificant.

(4)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries (the "Company"). All material inter-company accounts and transactions have been eliminated in consolidation.

(5)  NOTE RECEIVABLE

Note receivable, in the original amount of $425,655, consists of a single promissory note dated July 1, 2000, due from Metrisa (see Notes 1 and 4). Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 plus interest beginning July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa's senior debt.

At May 31, 2001, principal payments due, based on the company's fiscal year, are as follows:

          2001        $ 44,339
          2002         105,416
          2003         105,416
          2004         106,416
          2005          62,068
                      --------
                      $425,655
                      ========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)

(6)  RESTRICTED STOCK INVESTMENT

At May 31, 2001, the Company owned 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa's common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at November 30, 2000.

The Company does not consider the stock to be "trading securities", as defined under Statement of Financial Accounting Standards No. 116, "Accounting for Certain Investments in Debt and Equity Securities." Management of the Company estimates the May 31, 2001 carrying value ($379,200) of the Company's investment in Metrisa does not differ materially from its fair value.

Metrisa was incorporated in Delaware and is a product development, manufacturing and contract test services company which specialized in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On July 6, 2000, Sentex Sensing Technology, Inc. (the "Registrant") sold substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities and Metrisa common stock. No dividends or distributions were available to make payments to the shareholders resulting from the sale. Monitek manufactures a wide range of environmental and process control instrumentation to monitor and analyze fluids of all types. Metrisa makes scientific and process control equipment for markets worldwide.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)

To address the Company's working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, which was fully drawn on as of May 31, 2001. This line of credit is secured by the personal guarantee of Robert
S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of May 31, 2001, there was an outstanding borrowing of $2,610,000 on such loans.

Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meets its working capital needs.

Net Operating Losses:  IC-DISC

The Company has approximately $13,163,000 in net operating losses as of May 31, 2001, which will expire at various dates through the year 2020 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $13,163,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

As of April 1, 1991, Monitek's IC-DISC, Monitek International, Inc. was effectively terminated. As a result, Monitek had begun repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 has been and will continue to be recognized as income, for tax return purposes, over the 10-year period ending March 31, 2001.

RESULTS OF OPERATIONS

Six Months Ended May 31, 2001 Compared to Six Months Ended May 31, 2000

Revenues of $22,564 were $19,219 higher than last year primarily due to interest received on the note from Metrisa.

There were no operations for the Company in the first half of fiscal 2001. Continuing expenses are for interest on debt obligations and professional fees. All operating expenses were recorded during the year ended November 30, 2000.

The net loss for the period amounted to $281,592 compared to a loss of $650,873 for the same period last year.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)

Recent Events
-------------

In March 2001, the Company entered into a 50/50 joint venture-type arrangement with International Power Machinery Corporation (IPMC), which is privately owned and Cleveland-based. Founded in 1913, IPMC serves major industrial users, utilities, independent power producers, co-ops, and governmental entities around the world. Traditionally, IPMC sold and traded power equipment to this customer base. Now IPMC intends to offer a leasing option utilizing the skills of the Company's management team, which has extensive experience in financial services and leasing of computer and other high-tech equipment. Also, as needed, IPMC can refurbish used equipment to provide enhanced performance, and resell it on the open market. The Company is obligated to invest up to $80,000, by December 2001, in IPMC to protect its rights to sharing equally in the profits of IPMC. There can be no assurances that the joint venture-type arrangement with IPMC will be successful or that the Company will continue the arrangement.

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

                                OTHER INFORMATION

                                     ITEM 2

 (a)  Not applicable

 (b)  Not applicable

 (c)  Not applicable

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                    "SAFE HARBOUR" OF THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Quarterly Report on Form 10-QSB, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance, including with respect to the arrangement with IPMC, and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all businesses, as well as matters that are specific to the Company and the markets it serves.

General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; matters affected by various energy policies; business cycles; and political uncertainties. Specific risks to the Company include an inability of the Company to finance its working capital needs; an inability of the Company to curtail its recurring losses. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:  July 11, 2001          SENTEX SENSING TECHNOLOGY, INC.

                              By:    /s/ Robert S. Kendall
                                     ------------------------
                                     Robert S. Kendall, Chief Executive Officer


                                     /s/ William R. Sprow
                                     ------------------------
                                     William R. Sprow, Chief Financial Officer