Form 10QSB
period 2001-08-31
SENTEX SENSING TECHNOLOGY INC
filed 2001-10-22
CIK 729599

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

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

 Commission File Number  0-13328
                         ---------

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

                                 Yes X      No
                                    ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,514,911.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 2000 AND AUGUST 31, 2001


                                                      November 30,   August 31,
                                                          2000          2001
                                                        (Audited)   (Unaudited)
                                                      -----------   -----------

     ASSETS
     ------
CURRENT ASSETS
     Cash and cash equivalents                        $   168,051   $    44,350
     Accounts receivable                                    4,000        24,627
     Current portion of notes receivable                   44,339       106,414
                                                      -----------   -----------
     TOTAL CURRENT ASSETS                                 216,390       175,391

FIXED ASSETS
     Computer Equipment                                      --           4,009

OTHER ASSETS
     Goodwill                                                --          36,042
     Restricted stock investment                          379,200       379,200
     Note receivable - net of current portion             381,316       301,506
                                                      -----------   -----------
     TOTAL OTHER ASSETS                                   760,516       716,748
                                                      -----------   -----------
TOTAL ASSETS                                          $   976,906   $   896,148
                                                      ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES
     Notes payable:
         Bank                                         $ 2,000,000   $ 2,500,000
         Related party                                  2,351,477     2,258,210
     Accounts payable ($441,671.00 to related party)      484,737       479,240
     Accrued liabilities                                  295,760       225,899
     Convertible subordinated notes payable                12,423        12,423
                                                      -----------   -----------
     TOTAL CURRENT LIABILITIES                          5,144,397     5,475,772

LONG TERM DEBT
     Consulting contracts payable                          32,100          --

STOCKHOLDERS' EQUITY
     Common stock, no par value                         2,880,079     2,867,579
         Authorized - 200,000,000 shares
         Issued - 109,460,911 shares
         Outstanding - 100,514,911 shares
     Accumulated deficit                               (6,766,452)   (7,177,735)
     Treasury shares at cost, 8,946,000 shares           (313,218)     (269,468)
                                                      -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY                        (4,199,591)   (4,579,624)
                                                      -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   976,906   $   896,148
                                                      ===========   ===========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
              ENDED AUGUST 31, 2001 AND AUGUST 31, 2000 (UNAUDITED)


                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            AUGUST 31        AUGUST 31          AUGUST 31        AUGUST 31
                                                            ---------        ---------          ---------        ---------
                                                               2001            2000               2001             2000
                                                               ----            ----               ----             ----
REVENUES
       Sales                                             $      17,678    $          --    $      17,678    $          --
       Interest and other income                                83,265            1,156          105,829            4,501
                                                         -------------    -------------    -------------    -------------
            Total Revenuew                                     100,943            1,156          123,507            4,501

COST AND EXPENSES
       Cost of Goods Sold                                          714               --              714               --
       Administration                                          150,934           94,858          282,151          382,146
       Research and development                                     --           10,370               --           71,290
                                                         -------------    -------------    -------------    -------------

           Total costs and expenses                            151,648          105,228          282,865          453,436
                                                         -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                           (50,705)        (104,072)        (159,358)        (448,935)

OTHER EXPENSE
       Interest                                                 78,985          119,323          251,924          283,525
       Loss on sale of Monitek                                      --          243,441               --          243,441
                                                         -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
       PROVISION FOR INCOME TAX EXPENSE                       (129,690)        (466,836)        (411,282)        (975,901)

PROVISION FOR INCOME TAX EXPENSE                                    --               --               --               --
                                                         -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS                               (129,690)        (466,836)        (411,282)        (975,901)

LOSS FROM DISCONTINUED OPERATIONS:

       Loss from operations of discontinued operations              --          (87,562)              --         (229,370)
                                                         -------------    -------------    -------------    -------------

NET LOSS                                                 $    (129,690)   $    (554,398)   $    (411,282)   $  (1,205,271)
                                                         =============    =============    =============    =============

NET LOSS PER SHARE (BASIC AND DILUTED)                   $       (0.00)   $       (0.01)   $       (0.00)   $       (0.01)

WEIGHTED NUMBER OF SHARES OUTSTANDING                      100,514,911      100,514,911      100,514,911      100,514,911


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
              ENDED AUGUST 31, 2001 AND AUGUST 31, 2000 (UNAUDITED)

                                                                  Nine Months Ended

                                                                August 31     August 31
                                                                  2001          2000
                                                                ---------    -----------

OPERATING ACTIVITIES:
      Net loss                                                  $(411,282)   $(1,205,271)
      Adjustment to reconcile net (loss) income
           to net cash provided by (used in) operating
           activities:
           Depreciation, amortization and write down of
           intangible assets                                         --           62,327
      Change in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable                                (12,284)       177,709
               Inventories                                           --           (8,979)
               Other assets                                        17,735         21,863
           Increase (Decrease) in:
               Accounts payable                                   (29,886)        57,060
               Accrued expenses and other current liabilities    (101,219)       112,939
               Currency translation adjustment                       --           49,564
                                                                ---------    -----------
           TOTAL ADJUSTMENTS                                     (125,654)       472,483
                                                                ---------    -----------

      NET CASH USED BY OPERATING ACTIVITIES                      (536,936)      (732,788)

INVESTING ACTIVITIES:

      Proceeds on sale to Metrisa                                    --          500,000

FINANCING ACTIVITIES:
      Net proceeds on note payable - bank                         500,000           --
      Net proceeds on note payable - related party                (93,268)       599,667
                                                                ---------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         406,732        599,667
                                                                ---------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (130,204)       366,879

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   174,554         15,280
                                                                ---------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                       $  44,350    $   382,159
                                                                =========    ===========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at August 31, 2001 and the results of operations and cash flows for the nine months ended August 31, 2001 and August 31, 2000.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2000 (Commission File No. 2-13328).

(2) The results of operations for the six months ended August 31, 2001 and August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

At August 31, 2001, principal payments due, based on the company's fiscal year, are as follows:

                2001     $ 26,603
                2002      106,416
                2003      106,416
                2004      106,416
                2005       62,068
                         --------
                         $407,919

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT'D)


(6) RESTRICTED STOCK INVESTMENT

At August 31, 2001, the Company owned 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa's common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at November 30, 2000.

The Company does not consider the stock to be "trading securities", as defined under Statement of Financial Accounting Standards No. 116, "Accounting for Certain Investments in Debt and Equity Securities." Management of the Company estimates the August 31, 2001 carrying value ($379,200) of the Company's investment in Metrisa does not differ materially from its fair value.

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

RECENT EVENTS

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


On July 2, 2001, the Company acquired Regency Technologies from Regency Steel, LLC. Regency Technologies provides a computer hardware/software competence, and is a system designer and builder of processors, hard drives and network products. This range of expertise can contribute to the computer/internet requirements that will increasingly be necessary to compete in the energy market. In connection with the acquisition, the Company issued 1,250,000 common shares to the five owners of Regency Technologies, LLC in a private offering.

The Company did not move ahead with a proposed acquisition of Regency Steel, announced earlier this year, because adverse conditions in the steel industry did not serve the interest of the Company and its shareholders.

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

To address the Company's working capital needs, the Company currently has a $2,500,000 working capital line of credit, which was fully drawn on as of August 31, 2001. This line of credit is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of August 31, 2001, there was an outstanding borrowing of $2,258,000 on such loans.

Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meets its working capital needs.

Net Operating Losses:  IC-DISC

The Company has approximately $13,292,000 in net operating losses as of August 31, 2001, which will expire at various dates through the year 2020 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the Merger, approximately $6,265,000 of the $13,292,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONT'D)


RESULTS OF OPERATIONS

Nine Months Ended August 31, 2001 Compared to Nine Months Ended August 31, 2000

Revenues of $123,507 were $119,006 higher than last year and due to a used computer trading deal of $75,800, Regency Technologies sales of $17,678,and interest received on the note from Metrisa.

Operations of Regency Technologies are included in the Company's financial statements for the months of July and August 2001. A profit of $3,846 was realized for the period on sales of $17,678. Continuing Sentex expenses are for interest on debt obligations and professional fees.

The net loss for the period amounted to $411,282 compared to a loss of $1,205,271 for the same period last year.

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

                                OTHER INFORMATION

                                     ITEM 2


 (a)  Not applicable

 (b)  Not applicable

 (c)  Rider 11.1

On July 2, 2001, the Company issued 1,250,000 common shares to the five owners of Regency Technologies, LLC in exchange for all of their equity interest in that company. The shares were issued in reliance on the exemption contained in section 4(2) of the Securities Act of 1933 as amended.

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

Date:  October 16, 2001            SENTEX SENSING TECHNOLOGY, INC.


                                   By: /s/ Robert S. Kendall
                                      ------------------------------------------
                                      Robert S. Kendall, Chief Executive Officer


                                      /s/ William R. Sprow
                                     -------------------------------------------
                                     William R. Sprow, Chief Financial Officer