Form 10KSB
period 2001-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2002-03-18
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 2-13328
                  For the fiscal year ending November 30, 2001

                         SENTEX SENSING TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                New Jersey                                    22-2333899
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

        1801 East Ninth Street                                 44114
                 Cleveland, Ohio                             (Zip Code)
(Address of principal executive offices)

                                 (216) 687-9133
               (Registrant's telephone number including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on the Over-the Counter Bulletin Board on February 15, 2002: $5,088,246.

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of February 15, 2002 is 101,764,911

           TRANSACTIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)
                          Yes _____      No _____

                       DOCUMENTS INCORPORATED BY REFERENCE

Part IV - Item 13 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K See Page 11


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

Effective November 30, 1996, Monitek Technologies, Inc., a Delaware corporation ("Monitek") became a wholly owned subsidiary of the Company, pursuant to a merger (the "Merger") of a wholly owned subsidiary of the Company with and into Monitek. Monitek had been operating as a wholly owned subsidiary of the Company. Monitek also operated a portion of its business through a wholly owned German subsidiary of Monitek named Monitek GmbH. Monitek designed, developed, assembled and marketed instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments.

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

On July 2, 2000, the Company sold the business conducted by Monitek and Monitek GmbH to Metrisa, Inc. ("MTRE") of Bedford, Massachusetts. Under terms of the sale, the Company sold substantially all of its Monitek and Monitek GmbH assets to Metrisa for cash, notes, the assumption of selected liabilities, and Metrisa stock. The consideration received on the sale of the assets was not sufficient to pay any dividends or distributions to the shareholders. Sentex is using consideration received in the transaction to satisfy existing liabilities.

On July 2, 2001, the Company purchased Regency Technologies, LLC from Regency Steel, LLC and other members. Regency Technologies provides a computer hardware/software competence, and is a system designer and builder of processors, hard drives and network products. This range of expertise can contribute to the computer/internet requirements that will increasingly be necessary to compete in the energy market. In connection with the acquisition, the Company issued 1,250,000 Common Shares out of its Treasury, to the five owners of Regency Technologies, LLC in a private offering. In addition, Regency Technologies liquidates and resells used computer hardware and other capital equipment via the internet and through direct customer contact. The Company also announced that it had entered into a joint venture arrangement with International Power Machinery Corporation, an 83 year old company that has been furnishing power generation equipment to major industrial users, utilities, independent power producers, co-ops and governmental entities around the world. Traditionally, International Power Machinery sold and traded power equipment to this customer base.

The Company believes that it could build on the power generation equipment and services opportunity and add a measure of new business by virtue of its financial expertise. The Company hopes to offer a leasing option using the skills of its management team, which has extensive experience in financial services and leasing of equipment.

Regency Technologies employs eight people.

ITEM 2 PROPERTIES

The sale of Monitek and Monitek GmbH to Metrisa left the Company with no operating facilities. Administrative offices consist of approximately 5,000 square feet, which is shared with CPS at 1801 East Ninth Street, Cleveland, Ohio 44114.

ITEM 3 LEGAL PROCEEDINGS

A former manufacturers' representative has filed a lawsuit against Monitek GmbH, captioned Foerster vs Monitek GmbH, in the District Court in Dusseldorf, Germany, claiming unlawful termination of his contract with the Company and asking for compensation under a German law protecting representatives of long standing. The suit asks for a total of $118,000, based on the currency exchange rate as of November 30, 2001. The suit has been subsequently dismissed.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Shares trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter was

2001                                              HIGH                LOW
----                                              ----                ---

1st Quarter                                       .10                 .04
2nd Quarter                                       .07                 .04
3rd Quarter                                       .06                 .04
4th Quarter                                       .06                 .02

2000
----

1st Quarter                                       .22                 .01
2nd Quarter                                       .44                 .06
3rd Quarter                                       .12                 .05
4th Quarter                                       .16                 .04

The bid quotations represent interdealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On February 15, 2002 there were 109,294,952 Common Shares issued, 101,764,911 Common Shares outstanding and approximately 1,250 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.

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

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company's certified public accountants, Hausser + Taylor LLP, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 2000 and November 30, 2001, a statement that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. Subsequently, for fiscal 2001, the Company has sustained losses of approximately $650,000. These losses have had a substantial adverse effect on the working capital of the Company.

To address the Company's working capital needs, the Company, in July 1998 established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and, as of November 30, 2001, there was an outstanding borrowing of $2,440,000 on those loans.

Without continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

Net Operating Losses:  IC-DISC

The Company has approximately $13,700,000 in net operating losses as of fiscal 2001, which will expire at various dates through the year 2021 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $13,500,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS FROM OPERATIONS

Fiscal 2001 as Compared to Fiscal 2000

Fiscal 2001 results cannot be effectively compared to Fiscal 2000 due to the sale of Monitek and Monitek GmbH to Metrisa, Inc. in July 2000.

The Company continues to incur significantly reduced selling, general and administrative expenses. Debt service charges for the bank lines of credit and the CPS/Robert S. Kendall loans will continue at an annual rate of approximately $350,000.

CHANGES IN ACCOUNTING STANDARDS

New Authoritative Pronouncements -- In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, was effective for fiscal years beginning after June 15, 2000. On December 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoptions of SFAS No. 133 and SAB 101 did not have material effects on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective the first quarter of fiscal year 2003, SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company does not believe that the adoption of these four SFAS will have a significant impact on its financial position or results of operations.

ITEM 7 FINANCIAL STATEMENTS

See Index to Financial Statements appearing on page F-2

ITEM 8 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
       DISCLOSURE

None

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
       COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

              Name                 Age         Position
              ----                 ---         --------

              Robert S. Kendall     63         Chairman, President and Treasurer
              James S. O'Leary      64         Director
              Julius L. Hess        40         Director
              Ronald M. Lipson      67         Director

ROBERT S. KENDALL has been the Chairman, President and Treasurer of the Company since March 1, 1996. He is also President and Chairman of CPS, a mergers and acquisitions company based in Cleveland. Until April 1996, he was also Chairman of the Board and founder of LDI Corporation, an asset leasing and technology services company which he, along with two others, founded in 1972. LDI was one of the largest independent lessors of technology and computer equipment in the United States. Mr. Kendall is also a general partner in NCP, Ltd., a real estate partnership actively engaged in investing, acquiring, financing and managing commercial, industrial and other properties. From 1969 to 1972, Mr. Kendall was branch manager at Victor-Nixdorf Computer, a manufacturer and distributor of computer systems. From 1963 to 1969, he was a salesman, financial specialist and sales manager at Burroughs Corporation (now Unisys Corp.). Mr. Kendall graduated from Case Western Reserve University with a bachelor's degree in psychology in 1960, and attended graduate school at John Carroll University.

JAMES S. O'LEARY has been employed by Monitek since August 1982 and has served as his Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and, from December 1996 through November 1998, he served as Vice President of Finance and Chief Financial Officer. In December 1998, Mr. O'Leary was elected as a Director and was appointed Chief Operating Officer of the Company. In September 1999, Mr. O'Leary resigned from his position as Chief Operating Officer but he is still a Director.

JULIUS L. HESS has served as Assistant Vice President for CPS since November 1994 and is responsible for research and analysis. At CPS he serves as lead analyst in the location and evaluation for acquisitions of publicly held companies or divisions of companies which are believed to be undervalue, or closely held companies with potential for appreciation. Prior to joining CPS, Mr. Hess was Human Resources Manager for a division of GE Capital from 1990 to 1994. From 1989 to 1990, he was Senior Human Resources Representative for B. F. Goodrich and prior thereto he was Compensation and Labor Relations Manager from 1986 to 1989 at the Mayo Clinic Medical Center. Mr. Hess graduated from Miami University in Oxford, Ohio, with a bachelor's degree in political science in 1983 and attended graduate school at the University of Minnesota. Mr. Hess is Mr. Kendall's son-in-law.

RONALD M. LIPSON has been an attorney for more than thirty five years in Cleveland, Ohio, practicing in various areas including corporate, business, and real estate law. He was the incorporating attorney for LDI Corporation and formerly served as legal counsel and a director for LDI Corporation. Mr. Lipson is also a general partner in G&C Properties, an Ohio real estate partnership engaged in buying, selling and managing various types of real estate. Mr. Lipson attended Ohio University and graduated from Adelbert College of Case Western Reserve University with a bachelor's degree in business administration in 1955. He also received a Doctor of Jurisprudence degree in 1958 from Case Western Reserve University School of Law.

There were no meetings of the Company's Board of Directors during the fiscal year ended November 30, 2001.

The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.

ITEM 10 EXECUTIVE COMPENSATION

The following information is set forth with respect to the Company's Chief Executive Officer. No other executive officer whose total compensation exceeded $100,000 for the fiscal year ended November 30, 2001.

                                       ANNUAL COMPENSATION
                                       -------------------
                                                                       OTHER ANNUAL
                                 YEAR        SALARIES        BONUS     COMPENSATION
                                 ----        --------        -----     ------------

Robert S. Kendall                2001      $200,000 (1)       -0-          -0-
  (Chief Executive Officer)      2000      $200,000 (1)       -0-          -0-
                                 1999      $200,000 (1)       -0-          -0-

         1. Represents compensation paid to CPS for management services rendered. (See Item 12). Amounts assigned to Mr. Kendall represent the allocation provided the Company by CPS at the Company's request, and may not actually represent any sum actually paid to him by CPS. Since May 31, 1997, the Company has not made any payments to CPS for management services but has accrued for such fees through June 30, 2000,

Long-Term Compensation:

No long-term compensation was paid during the fiscal years ended November 30, 2001, 2000, or 1999 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

Stock Options:

The Company adopted the Plan at a special meeting of its shareholders held on November 14, 1996 (See Item 4). Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 2001, there were no Company stock options held by the directors or executive officers of the Company.

Compensation Pursuant to Plans:

The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 2001, 2000, or 1999.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of February 25, 2002 by: (a) the Company's Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; and (c) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting poser and sole investment power with respect to all Common Shares set forth opposite their names.

NAME AND ADDRESS                      AMOUNT AND NATURE
OF BENEFICIAL OWNER (1)               OF BENEFICIAL OWNER           PERCENTAGE
-----------------------               -------------------           ----------

Robert S. Kendall (2)                     47,700,814                  47.4%

James S. O'Leary                                 --                    --

Julius L. Hess                                   --                    --

Ronald M. Lipson                             687,500                    *
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

CPS Capital, Limited (3)                  47,700,814                  47.4%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers                48,388,314                  48.1%
(as a group persons)

         1. The name and address of each individual is listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, Ohio 44114.

         2. The Common Shares set forth herein with respect to Mr. Kendall are all held of record by CPS or are beneficially owned by CPS. Mr. Kendall and his wife own 100% of the outstanding membership interests in CPS.

         3. CPS is the record holder of 47,700,714 Common Shares and has sole voting and dispositive power with respect to such shares.

         *    Represents less than 1% of the outstanding Common Shares.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

As required under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Shares must report on their ownership of the Common Shares and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for those reports have been established.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CPS Management Agreement:

After CPS acquired effective control of the Company, CPS entered into a Management Agreement with the Company, which was effective on March 1, 1996. (the "Original Management Agreement"). In connection with the execution of the Merger Agreement, CPS and the Company entered into an Amended and Restated Management Agreement (the "Amended and Restated Management Agreement"). Pursuant to the Original Management Agreement, CPS agreed to cause its personnel to perform the functions that would normally be performed by officers of the Company. Presently, such personnel consist mainly of Mr. Kendall, the Chairman of CPS and William R. Sprow the Controller of CPS. In order to permit Mr. Kendall and Mr. Sprow to function as officers and for them to be properly insured as officers of the Company, Mr. Kendall has been elected as the President and Treasurer of the Company and Mr. Sprow has been elected Chief Financial Officer of the Company.

Under the terms of the Original Management Agreement, CPS received an annual fee of $193,800, which was payable monthly. Under the terms of the Amended and Restated Management Agreement, the annual fee was increased to $393,800 to account for the increase in tasks and responsibilities relating to the operation of Monitek. Due to the present financial condition of the Company, CPS has not received payment under the Amended and Restated Management Services Agreement since May 1997, but the Company has accrued such expense. On May 15, 1998, CPS and the Company entered into the Second Amended and Restated Management Services Agreement, pursuant to which CPS agreed to accept 5,025,745 Common Shares in lieu of accrue management fees equaling $196,900, representing fees for the second half of fiscal 1997. All the shares acquired by CPS were acquired for investment purposes.

In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and in December 1998, the parties agreed to reduce the fee to $300,000 for fiscal 1999 and subsequent years. CPS and the Company have agreed that the balance due as of November 30, 2000, which totals $442,000, will be paid at some future time when the financial condition of the Company improves.

Working Capital Assistance:

During fiscal 1997 through fiscal 2001, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through November 2001, CPS provided the Company a series of temporary capital loans at a prime interest rate plus 100 basis points. The outstanding balance of such loans total $2,439,519, including accrued interest, as of November 30, 2001. From time to time, Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the Bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company unless the notes are converted into Common Shares at some future date. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

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

   4.1        Specimen Certificate of Common Shares (3)

   10.2       Consulting Agreement with Ms. Joanne Bianco, dated March 1, 1996 (2)

   10.3       Sentex 1996 Long-Term Incentive Stock Option Plan (1)

   21.1       List of Subsidiaries (6)

   27.1*      Financial Data Schedule


         1. Incorporated by reference to Annex A of the Joint Proxy Statement/Prospectus which is a part of Amendment No. 1 to the Registration Statement on Form S-4, filed on October 4, 1996, File No. 333-12993 (the "Registration Statement").

         2. Incorporated by reference to exhibits of the Registration Statement bearing the same exhibit numbers.

         3. Incorporated by reference to exhibits bearing same exhibit numbers, filed with the Company's Registration Statement on Form S-1, File No. 2-86860.

         4. Incorporated by reference to exhibits bearing the same exhibit numbers, file with the Company's Form 10-KSB for the fiscal year ended November 30, 1992.

         5. Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company's Form 10-KSB for the fiscal year ended November 30, 1984.

         6. Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company's Form 10-KSB for the fiscal year ended November 30, 1996.

         *    Filed herewith

(B) REPORTS ON FORM 8-K

None

SIGNATURE

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 13, 2002             SENTEX SENSING TECHNOLOGY, INC.

                                  By: /s/ Robert S. Kendall
                                      -----------------------------------------
                                      Robert S. Kendall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert S. Kendall
--------------------------
Robert S. Kendall                 Chairman, President and Treasurer         March 13, 2002

/s/ Julius L. Hess
--------------------------
Julius L. Hess                    Director                                  March 13, 2002

/s/ Ronald M. Lipson
--------------------------
Ronald M. Lipson                  Director                                  March 13, 2002

/s/ James S. O'Leary
--------------------------
James S. O'Leary                  Director                                  March 13, 2002

/s/ William R. Sprow
--------------------------
William R. Sprow                  Chief Financial Officer                   March 13, 2002

                         SENTEX SENSING TECHNOLOGY, INC.

                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                                    CONTENTS

--------------------------------------------------------------------------------

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

                          Independent Auditors' Report

To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio

         We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. At November 30, 2001, current liabilities exceed current assets by $5,512,562. Additionally, at November 30, 2001, the Company has limited operations and its stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the-Counter Bulletin Board which might limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cleveland, Ohio
March 11, 2002                                         Hausser & Taylor LLP

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                November 30, 2001
--------------------------------------------------------------------------------

                      ASSETS
CURRENT ASSETS
  Accounts receivable                                                 $   36,729
  Current portion of notes receivable                                    106,414
                                                                      ----------
    Total current assets                                                           $   143,143

EQUIPMENT

  Computer equipment                                                       4,009
  Less accumulated depreciation                                              401         3,608
                                                                      ----------

OTHER ASSETS

  Restricted stock investment                                            160,000
  Note receivable - net of current portion of $106,414                   274,902
  Goodwill                                                                36,042       470,944
                                                                      ----------   -----------

                                                                                   $   617,695

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable:

    Bank                                                 $ 2,500,000
    Related party                                          2,439,519  $4,939,519
                                                         -----------
  Trade accounts payable ($441,671 to related party)                     509,964
  Accrued liabilities                                                    161,850
  Consulting contracts payable                                            31,949
  Convertible subordinated notes payable                                  12,423
                                                                      ----------
    Total current liabilities                                                      $ 5,655,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value
    Authorized - 200,000,000 shares
    Issued - 109,460,911 shares

    Outstanding - 101,764,911 shares                                   2,867,579
  Retained earnings (deficit)                                         (7,636,121)
  Treasury shares at cost, 7,696,000 shares                             (269,468)
                                                                      ----------
    Total stockholders' equity                                                      (5,038,010)
                                                                                   -----------

                                                                                   $   617,695


   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended November 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                           2001                2000
                                                                      ------------         ------------
REVENUES

  Sales                                                               $    279,077         $         --
  Interest and other income                                                 42,981                9,821
                                                                      ------------         ------------
    Total revenues                                                         322,058                9,821

COST AND EXPENSES
  Cost of sales                                                            142,821                   --
  Administrative                                                           486,662              544,644
  Research and development                                                      --               71,290
                                                                      ------------         ------------
    Total costs and expenses                                               629,483              615,934
                                                                      ------------         ------------

LOSS FROM OPERATIONS                                                      (307,425)            (606,113)

OTHER EXPENSE

  Interest                                                                 343,044              367,716
  Loss on restricted stock investment                                      219,200                   --
                                                                      ------------         ------------
                                                                           562,244              367,716
                                                                      ------------         ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAX EXPENSE                                        (869,669)            (973,829)

PROVISION FOR INCOME TAX EXPENSE                                                --                   --
                                                                      ------------         ------------

LOSS FROM CONTINUING OPERATIONS                                           (869,669)            (973,829)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from operations of discontinued business                                 --             (621,973)
  Gain on disposal of discontinued business (net of goodwill
    write-off of $350,192)                                                      --               29,008
                                                                      ------------         ------------
      Total loss from discontinued operations                                   --             (592,965)
                                                                      ------------         ------------

NET LOSS                                                              $   (869,669)        $ (1,566,794)
                                                                      ============         ============


NET LOSS PER SHARE (BASIC AND DILUTED)                                $      (0.01)        $      (0.02)
                                                                      ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                          101,038,884          100,514,911
                                                                      ============         ============

   The accompanying notes are an integral part of these financial statements.

                  SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Years Ended November 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                           Common Stock           Retained         Treasury Stock           Other          Total
                                     ------------------------     Earnings     ---------------------   Comprehensive   Stockholders'
                                        Shares       Amount       (Deficit)      Shares     Amount      Income (Loss)     Equity
                                     -----------   ----------   ------------   ----------  ---------   -------------   ------------

Balance - December 1, 1999           109,460,911   $2,880,079   $ (5,199,658)   8,946,000  $(313,218)  $      30,425   $ (2,602,372)

Comprehensive income (loss)
  Net loss                                    --           --     (1,566,794)          --         --              --     (1,566,794)
  Less: reclassification adjustment
    for income included in net loss           --           --             --           --         --         (30,425)       (30,425)
  Comprehensive income (loss)         (1,597,219)
                                     -----------   ----------   ------------   ----------  ---------   -------------   ------------

Balance - November 30, 2000          109,460,911    2,880,079     (6,766,452)   8,946,000   (313,218)             --     (4,199,591)

Issuance of common stock                      --      (12,500)    (1,250,000)      43,750         --          31,250

Comprehensive loss

  Net loss                                    --           --       (869,669)          --         --              --       (869,669)
                                     -----------   ----------   ------------   ----------  ---------   -------------   ------------

Balance - November 30, 2001          109,460,911   $2,867,579   $ (7,636,121)   7,696,000  $(269,468)  $          --   $ (5,038,010)
                                     ===========   ==========   ============   ==========  =========   =============   ============

   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended November 30, 2001 and 2000
--------------------------------------------------------------------------------


                                                                            2001              2000
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $  (869,669)      $(1,566,794)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
    Amortization of discount on convertible subordinated
      notes payable                                                              --             1,075
    Depreciation, amortization and write down of intangible assets
      of $160,000 in 2000                                                       401           363,311
    Loss on restricted stock investment                                     219,200                --
    Translation and other adjustments                                            --           (30,425)
    Gain on sale of assets, net of goodwill write-off of $350,192                --           (29,008)
    Changes in assets and liabilities:
      Accounts receivable                                                   (24,386)          208,496
      Inventories                                                                --           253,121
      Other current assets                                                       --            36,670
      Other assets                                                               --            14,395
      Accounts payable                                                       15,778            14,199
      Accrued expenses and other current liabilities                        (19,708)         (119,563)
                                                                        -----------       -----------
        Total adjustments                                                   191,285           712,271
                                                                        -----------       -----------
          Net cash used by operating activities                            (678,384)         (854,523)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                                   --           500,000
  Cash from Regency Technologies                                              6,503                --
  Proceeds on note receivable                                                44,339                --
                                                                        -----------       -----------
    Net cash provided by investing activities                                50,842           500,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds on note payable - bank                                       500,000                --
  Net proceeds on note payable - related party                               88,042           646,245
  Payments on consulting contracts                                         (128,551)         (138,951)
                                                                        -----------       -----------
    Net cash provided by financing activities                               459,491           507,294
                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (168,051)          152,771

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               168,051            15,280
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                 $        --       $   168,051
                                                                        ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                            $   165,169       $   225,957

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

         On July 2, 2001, the Company acquired Regency Technologies, Ltd. from Regency Steel, LLC. Regency Technologies, Ltd. provides computer hardware/software competence and is a system designer and builder of processors, hard drives and network products. In connection with the acquisition, the Company issued 1,250,000 common shares held in treasury in exchange for 100% of Regency Technologies, Ltd. The Company's only significant operations in the year ended November 30, 2001 consisted of Regency Technologies, Ltd.'s operations.

         Prior to the current year, the Company's business was confined to a single industry segment, designing and manufacturing of analysis equipment. Operations were conducted through the Company's wholly-owned subsidiaries, Sentex Systems, Inc., Monitek Technologies, Inc. ("Monitek"), its wholly-owned subsidiary, Monitek GmbH (which operated in Continental Europe), and Cypress Instruments, Inc. Sentex Systems, Inc.'s assets and operations were disposed of in the year ended November 30, 1998. Effective July 1, 2000, the Company sold substantially all of the net assets of Monitek and its wholly-owned subsidiary to Metrisa, Inc. ("Metrisa"), a Delaware corporation. This business has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. Monitek's assets were sold for an aggregate consideration of $1,627,053 consisting of a cash payment of $500,000, a promissory note in the amount of $425,655, an aggregate of 160,000 shares of Metrisa's common stock, $.50 par value, valued at $2.37 per share ($379,200) and the assumption of liabilities of $322,198. The Company recorded a net gain of $29,008 in connection with the transaction.

         Financial information relating to the discontinued operations of Monitek follows:

                                                                Year Ended
                                                            November 30, 2000
                                                            -----------------
               REVENUES
                 Net sales                                     $ 1,937,266

               COST AND EXPENSES
                 Cost of sales                                   1,215,047
                 Selling and general                             1,344,192
                                                               -----------
                   Total costs and expenses                      2,559,239
                                                               -----------

               LOSS FROM OPERATIONS OF
                 DISCONTINUED OPERATIONS                       $  (621,973)
                                                               ===========

         As of November 30, 2000, all of the Company's operating assets had been disposed of and the related operating activities had been discontinued.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. At November 30, 2001, current liabilities exceed current assets by $5,512,562. Additionally, at November 30, 2001, the Company has limited operations and its stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the-Counter Bulletin Board which might limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's ability to continue in existence is primarily dependent upon its ability to arrange adequate financing and to attain profitable operating activities to sustain required cash flows.

         B. Equipment - Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income or loss for the period. The cost of maintenance and repairs is included in the statements of operations as incurred; significant renewals and betterments are capitalized.

         C. Revenue Recognition - The Company records revenue as customers are billed for consulting services or delivery of hardware products. Prior to the disposal of the operations of Sentex Systems, Inc. and Monitek, the Company recorded revenue as products were shipped to customers.

         D. Research and Development Costs - Prior to the disposal of the operations of Sentex Systems, Inc. and Monitek, research and development costs were expensed as incurred.

         E. Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

         F. Concentration of Credit and Risk Factors - Financial instruments which potentially subject the Company to concentrations of credit risk include cash and equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. See also Notes 2.I. and 4.

         G. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         H. Income Taxes - The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

         I. Fair Value of Certain Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. See Note 4 regarding the Company's note receivable.

         J. Loss Per Share - Loss per share is calculated using the weighted average number of shares outstanding. Potentially dilutive securities are insignificant.

         K. New Authoritative Pronouncements - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, was effective for fiscal years beginning after June 15, 2000. On December 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoptions of SFAS No. 133 and SAB 101 did not have material effects on the financial position or results of operations of the Company.

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective the first quarter of fiscal year 2003. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company does not believe that the adoption of these four SFAS will have a significant impact on its financial position or results of operations.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 3.  ACQUISITION OF REGENCY TECHNOLOGIES, LTD.

         In July 2001, the stockholders of Sentex Sensing Technology, Inc. and the members of Regency Technologies, Ltd. (an Ohio limited liability company) approved a merger whereby Regency Technologies, Ltd. became a wholly-owned subsidiary of Sentex Sensing Technology, Inc., through the issuance of 1,250,000 shares of Sentex common stock in exchange for 100% of the member interest in Regency Technology, Ltd.

         In the transaction, accounted for as a purchase, the Company issued 1,250,000 common shares, previously held in treasury at a cost of $.035 per share, for an aggregate purchase price of $31,250, approximating a fair market value of $.025 per share. The resulting goodwill of $36,042 is the excess of the purchase price over the net deficit (assets of $18,854 and liabilities of $23,646) of Regency Technologies, Ltd. The operations of Regency Technologies, Ltd. are included in the Company's financial statement from the acquisition date.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on December 1, 2000. Regency Technologies, Ltd. had no operations prior to November 16, 2000.

                                                                  Unaudited
                                                                  ---------
               Revenue                                            $ 328,484
               Net loss                                            (655,528)
               Loss per share                                         (0.01)

         The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

NOTE 4.  NOTE RECEIVABLE

         Note receivable, in the original amount of $425,655 and having a balance of $381,316 at November 30, 2001, consists of a single promissory note dated July 1, 2000, due from Metrisa (see Notes 1 and
         5). Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 beginning July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa's senior debt. At November 30, 2001, Metrisa is current on its interest and principal payments to the Company and management of the Company estimates, at November 30, 2001, the carrying value of the note approximates fair value. However, Metrisa has recently experienced operating losses and liquidity problems. If such losses continue or if Metrisa's liquidity does not improve, the estimate of fair value of the note could significantly and materially change.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 5.  RESTRICTED STOCK INVESTMENT

         At November 30, 2001, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% (not including the effect of dilutive securities) of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek (see Note 1). The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa's common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at November 30, 2001.

         The Company does not consider the stock to be "trading securities," as defined under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to limited or non-existent trading activity, assessing current market values is difficult. However, at November 30, 2001, management was able to obtain certain market value information to assess the carrying value of its interest in Metrisa. The $219,200 difference between the cost ($379,200) and estimated value ($160,000) has been recognized as a realized loss on the statement of operations.

         Metrisa was incorporated in Delaware and is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases.

NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following at November 30, 2001:

               Pension                                       $ 100,000
               Other                                            61,850
                                                             ---------

                                                             $ 161,850
                                                             =========

NOTE 7.  NOTES PAYABLE - BANK AND OTHER BORROWING ARRANGEMENTS

         The Company has available a $2,500,000 demand line of credit secured by the Company's assets and the assets and guarantee of the Company's Chairman of the Board. Interest is charged at LIBOR plus 200 basis points (5.7% as of November 30, 2001) and is payable monthly. Amounts outstanding under the line amounted to $2,500,000 at November 30, 2001.

         During the years ended November 30, 2001 and 2000, a principal shareholder and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 2001, the Company had notes payable of $2,439,519 including accrued interest of approximately $487,000 (bearing interest at 1% over the prime rate) to its principal shareholder, CPS Capital, Ltd., in connection with such unsecured loans.

         Interest expense for the years ended November 30, 2001 and 2000 amounted to $343,044 and $367,716, respectively.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 8.  CONVERTIBLE SUBORDINATED NOTES PAYABLE

         Convertible subordinated notes payable of $12,423 are subordinated to all present and future obligations of the Company and have a stated interest rate of 5.05% per annum. The notes can be converted at the holders' or Company's option into that number of shares by dividing the face amount of the note by $.075. The conversion terms contain standard anti-dilutive provisions to adjust the conversion price. The notes matured December 1, 2000.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         The Company leased certain equipment and occupied premises under various operating leases. Rental expense amounted to approximately $135,000 for the year ended November 30, 2000. As of November 30, 2001, the Company is not obligated under any long-term lease contracts.

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

         Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners:
         (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 2001, the Company has not granted any awards under the Incentive Plan.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 10. STOCK INCENTIVE PLAN (CONTINUED)

         Stock options outstanding at November 30, 1996 consisted of Monitek stock options that were automatically converted, at the date of acquisition, into options to purchase 2,583,110 of the Company's common shares at an average exercise price of $.1038 per share and a range of $.0725 to $.1812 per share. During the year ended November 30, 1997, 241,412 shares under option were forfeited and 689,749 shares under option expired by their terms but were extended for an additional 18 months with an exercise price equal to the original exercise price of $.1812 per share (the fair value of the options under SFAS 123 was not material). During the years ended November 30, 2000, 1999 and 1998, 258,621, 776,002 and 1,307,075 shares, respectively, under option expired or were forfeited. No options were outstanding to purchase the Company's stock at November 30, 2001 or 2000.

NOTE 11. PROFIT-SHARING PLAN

         The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 2001 and 2000.

NOTE 12. INCOME TAXES

         As referred to in Note 1, the Company utilizes SFAS 109, "Accounting for Income Taxes." A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

                                                            2001         2000
                                                           -----        -----
          Expected federal income tax benefit at
            the statutory rate                             (34.0)%      (34.0)%

          Increase in taxes resulting from:
            Effect of operating loss for which no tax
              carrybacks are available                      34.0         34.0
            Other                                            --           --
                                                           -----        -----
                                                             -- %         -- %
                                                           =====        =====

         The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

                                                      2001              2000
                                                  -----------       -----------
          Deferred tax assets:
            Net operating loss carryforward       $ 2,470,400       $ 2,249,400
            Other                                      74,500               --
                                                  -----------       -----------
              Total gross deferred tax assets       2,544,900         2,249,400
            Less valuation allowance                2,544,900         2,249,400
                                                  -----------       -----------
              Net deferred tax assets             $       --        $       --
                                                  ===========       ===========

         The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

         The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 2001 and 2000, the Company recorded increases of $295,500 and $420,800, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

         At November 30, 2001, the Company had approximately $13,531,000 of net operating loss carryforwards available to offset future federal taxable income. The federal net operating loss carryforwards expire at various dates through 2021. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that are subject to limitations as a result of these provisions.

NOTE 13. RELATED PARTY TRANSACTIONS

         The Company has a management agreement with an affiliate and significant shareholder, CPS Capital, Ltd., to perform management and executive services. Based on limited operations, the Company and CPS agreed to reduce the management fee until the Company expands its operations. As of November 30, 2001, the balance due for unpaid management fees was $441,671.

NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION

         Prior to the disposal of the operations of Sentex Systems, Inc. and Monitek, the Company's business was confined to one industry segment as described in Note 1 and two geographical reporting segments. Sales for the years ended November 30, 2001 and 2000 and identifiable assets classified by the major geographic areas in which the Company operated are as follows:

                                                      Year Ended November 30,
                                                       2001             2000
                                                   -----------      -----------
               Sales to unaffiliated customers:
                 United States
                   Domestic                        $   279,077      $   851,918
                   Export sales                             --          254,468
                 Continental Europe                         --          830,880
               Intercompany transfers                       --          191,698
               Eliminations                                 --         (191,698)
                                                   -----------      -----------

               Net sales                           $   279,077      $ 1,937,266
                                                   ===========      ===========

               Identifiable assets:
                 United States                     $   617,695      $   976,906
                                                   ===========      ===========