Form 10QSB
period 2002-02-28
SENTEX SENSING TECHNOLOGY INC
filed 2002-04-15
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13328
                For the quarterly period ending February 28, 2002


                         SENTEX SENSING TECHNOLOGY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                         22-2333899
               ----------                                         ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         1801 East Ninth Street                                     44114
            Cleveland, Ohio                                         -----
            ---------------                                       (Zip Code)
(Address of principal executive offices)

                                 (216) 687-9133
                                 --------------
               (Registrant's telephone number including area code)

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

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of the latest practicable date is 101,764,911

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     NOVEMBER 30, 2001 AND FEBRUARY 28, 2002


                                                    NOVEMBER 30,    FEBRARY 28,
                                                        2001           2002
                                                      (AUDITED)     (UNAUDITED)
                                                      ---------     -----------


  ASSETS
  ------

CURRENT ASSETS
  Cash and cash equivalents                          $      --      $    80,366
  Accounts receivable                                     36,729        112,461
  Inventory                                                    0         43,005
  Current portion of notes receivable                    106,414        106,414
                                                     -----------    -----------
  TOTAL CURRENT ASSETS                                   143,143        342,246

FIXED ASSETS
  Computer Equipment                                       3,608          3,608

OTHER ASSETS
  Goodwill                                                36,042         36,042
  Restricted stock investment                            160,000        160,000
  Note receivable - net of current portion               274,902        248,298
                                                     -----------    -----------
TOTAL ASSETS                                         $   617,695    $   790,194
                                                     ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES
  Notes payable:
    Bank                                             $ 2,500,000    $ 2,500,000
    Related party                                      2,439,519      2,768,182
  Accounts payable ($441,671.00 to related party)        509,964        521,522
  Accrued liabilities                                    161,850        162,506
  Consulting Contracts Payable                            31,949         21,249
  Convertible subordinated notes payable                  12,423         12,423
                                                     -----------    -----------
  TOTAL CURRENT LIABILITIES                            5,655,705      5,985,882

LONG TERM DEBT                                              --             --

STOCKHOLERS' EQUITY
  Common stock, no par value                           2,867,579      2,867,579
    Authorized - 200,000,000 shares
    Issued - 109,460,911 shares
    Outstanding - 101,764,911 shares
  Accumulated deficit                                 (7,636,121)    (7,793,799)
  Treasury shares at cost, 7,696,000 shares             (269,468)      (269,468)
                                                     -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                          (5,038,010)    (5,195,688)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   617,695    $   790,194
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001 (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                   FEBRUARY 28     FEBRUARY 28
                                                   -----------     -----------
                                                       2002            2001
                                                       ----            ----

REVENUES
  Sales                                                 270,489            --
  Interest and other income                              17,096          11,631
                                                  -------------   -------------
    Total Revenues                                      287,585          11,631

COST AND EXPENSES
  Cost of Goods Sold                                    195,883            --
  Administration                                        186,092           4,957
  Research and development                                 --              --
                                                  -------------   -------------
    Total costs and expenses                            381,975           4,957
                                                  -------------   -------------

LOSS FROM OPERATIONS                                    (94,390)          6,674

OTHER EXPENSE
  Interest Expense                                       63,288          96,830
  Loss on Sale of Monitek                                  --              --
                                                  -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAX EXPENSE                     (157,678)        (90,156)

PROVISION FOR INCOME TAX EXPENSE                           --              --
                                                  -------------   -------------
LOSS FROM CONTINUING OPERATIONS                        (157,678)        (90,156)

LOSS FROM DISCONTINUED OPERATIONS:
  Loss from operations of discontinued operations          --           (14,694)
                                                  -------------   -------------
NET LOSS                                          $    (157,678)  $    (104,850)
                                                  =============   =============

NET LOSS PER SHARE (BASIC AND DILUTED)            $       (0.00)  $       (0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING               101,764,911     101,764,911


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 28, 2002 (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                        FEBRUARY 28  FEBRUARY 28
                                                        -----------  -----------
                                                           2001         2002
                                                           ----         ----

OPERATING ACTIVITIES:
  Net loss                                               $(104,850)   $(157,678)
  Adjustment to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
    Depreciation, amortization and write down of
      intangible assets                                       --           --
  Change in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                     --        (75,732)
      Inventories                                             --        (43,005)
      Other assets                                            --         26,604
    Increase (Decrease) in:
      Accounts payable                                      (4,796)      11,558
      Accrued expenses and other current liabilities       (33,712)     (64,044)
      Currency translation adjustment                         --           --
                                                         ---------    ---------
    TOTAL ADJUSTMENTS                                      (38,508)    (144,619)
                                                         ---------    ---------

  NET CASH USED BY OPERATING ACTIVITIES                   (143,358)    (302,297)

INVESTING ACTIVITIES:
  Proceeds on sale to Metrisa                                 --           --
  Acquisition of equipment and improvements                   --           --
                                                         ---------    ---------
  Net cash provided (used) by operating activities            --           --

FINANCING ACTIVITIES:
  Net proceeds on note payable - bank                         --           --
  Net proceeds on note payable - related party              50,552      382,663
                                                         ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   50,552      382,663
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (92,806)      80,366

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            168,051         --
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $  75,245    $  80,366
                                                         =========    =========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at February 28, 2002 and the results of operations and cash flows for the three months ended February 28, 2002 and February 28, 2001.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2001 (Commission File No. 2-13328)

(2) The results of operations for the three months ended February 28, 2002 and February 28, 2001 are not necessarily indicative of the results to be expected for the full year.

(3) LOSS PER SHARE

Loss per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are insignificant.

(4) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries (the "Company"). All material inter-company accounts and transactions have been eliminated in consolidation.

(5) NOTE RECEIVABLE

Note receivable, in the original amount of $425,655 and having a balance of $354,713 at February 28, 2002, consists of a single promissory note dated July 1, 2000, due from Metrisa (see Notes 1 and 4). Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 plus interest that began July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa's senior debt. Metrisa is current on its interest and principal payments to the Company and management of the Company estimates, at February 28, 2002, the carrying value of the note approximates fair value. However, Metrisa has recently experienced operating losses and liquidity problems. If such losses continue or if Metrisa's liquidity does not improve, the estimate of fair value of the note could significantly and materially change.

At February 28, 2002, principal payments due, based on the Company's fiscal year, are as follows:

        2002            $  79,810
        2003              106,414
        2004              106.414
        2005               62,075
                        ---------
                        $ 354,713
                        =========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6) RESTRICTED STOCK INVESTMENT

At February 28, 2002, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% (not including the effect of dilutive securities) of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa's common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at February 28, 2002.

The Company does not consider the stock to be "trading securities," as defined under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to limited or non-existent trading activity, assessing current market values is difficult. However, at November 30, 2002, management was able to obtain certain market value information to assess the carrying value of its interest in Metrisa. The $219,200 difference between the cost ($379,200) and estimated value ($160,000) has been recognized as a realized loss on the statement of operations.

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

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company's certified public accountants, Hausser + Taylor LLP, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 2000 and November 30, 2001, a statement that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. Subsequently, for fiscal 2001, the Company sustained losses of approximately $870,000. These losses have had a substantial adverse effect on the working capital of the Company.

To address the Company's working capital needs, the Company, In July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and as of Februaqry 28, 2002, there was an outstanding borrowing of $2,694,027 on those loans.

Without the continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

Net Operating Losses: IC-DISC

The Company has approximately $13,950,000 in net operating losses as of February 28, 2002, which will expire at various dates through the year 2021 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $13,950,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months ended February 28, 2002 Compared to Three Months Ended February 28, 2001

The first quarters for both years 2002 and 2001 are not comparable due to the fact that operations of Regency Technologies, LLC are included in 2002.

Revenues amounted to $287,585 of which $225,560 was attributable to the trading operation. Trading is expected to show significant growth in subsequent reporting periods. Essentially all of the trading sales were the result of the sale of used computer equipment, mainly laptops. The incremental growth of the business plan should be relatively linear in each of the subsequent quarters for the remainder of 2002.

Operating expenses of $186,092 were high in comparison to sales primarily due to the investment in start-up costs for the trading segment.

The loss for the period was $157,678.

CHANGES IN ACCOUNTING STANDARDS

New Authoritative Pronouncements - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, was effective for fiscal years beginning after June 15, 2000. On December 1, 2000, the Company adopted the provision of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The adoptions of SFAS No. 133 and SAB 101 did not have material effects on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective the first quarter of fiscal year 2003. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of Long-lived assets other than goodwill. The Company does not believe that the adoption of these four SFAS will have a significant impact on its financial position or results of operations.

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


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: April 15, 2002                  SENTEX SENSING TECHNOLOGY, INC.

                                  By: /s/ Robert S. Kendall
                                      ---------------------
                                      Robert S. Kendall, Chief Executive Officer


                                      /s/ Julius L. Hess
                                      ------------------
                                      Julius L. Hess, Director


                                      /s/ William R. Sprow
                                      --------------------
                                      William R. Sprow, Chief Financial Officer