Form 10QSB
period 2002-05-31
SENTEX SENSING TECHNOLOGY INC
filed 2002-07-12
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13328
                  For the quarterly period ending May 31, 2002

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

                             SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                    NOVEMBER 30, 2001 AND MAY 31, 2002

                                                                       NOVEMBER 30,               MAY 31,
                                                                          2001                     2002
                                                                        (AUDITED)               (UNAUDITED)
                                                                      -------------            -------------
     ASSETS
     ------

CURRENT ASSETS
     Cash and cash equivalents                                         $      --                $   127,335
     Accounts receivable                                                    36,729                  185,479
     Inventory                                                                --                     62,358
     Current portion of notes receivable                                   106,414                  106,414
                                                                       -----------              -----------

     TOTAL CURRENT ASSETS                                                  143,143                  481,586

FIXED ASSETS
     Computer Equipment                                                      3,608                    3,608

OTHER ASSETS
     Goodwill                                                               36,042                   36,042
     Restricted stock investment                                           160,000                  160,000
     Note receivable - net of current portion                              274,902                  221,695
                                                                       -----------              -----------

TOTAL ASSETS                                                           $   617,695              $   902,931
                                                                       ===========              ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES
     Notes payable:
         Bank                                                          $ 2,500,000              $ 2,500,000
         Related party                                                   2,439,519                3,120,781
     Accounts payable ($441,671.00 to related party)                       509,964                  462,843
     Accrued liabilities                                                   161,850                  162,642
     Consulting Contracts Payable                                           31,949                   21,249
     Convertible subordinated notes payable                                 12,423                   12,423
                                                                       -----------              -----------

     TOTAL CURRENT LIABILITIES                                           5,655,705                6,279,939

LONG TERM DEBT                                                                --                       --

STOCKHOLERS' EQUITY
     Common stock, no par value                                          2,867,579                2,867,579
         Authorized - 200,000,000 shares
         Issued - 109,460,911 shares
         Outstanding - 101,764,911 shares
     Accumulated deficit                                                (7,636,121)              (7,975,119)
     Treasury shares at cost, 7,696,000 shares                            (269,468)                (269,468)
                                                                       -----------              -----------

     TOTAL STOCKHOLDERS' EQUITY                                         (5,038,010)              (5,377,008)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   617,695              $   902,931
                                                                       ===========              ===========


                 See Notes to Consolidated Financial Statements


                                            SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
                                             ENDED MAY 31, 2002 AND MAY 31, 2001 (UNAUDITED)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            MAY 31,           MAY 31,             MAY 31,           MAY 31,
                                                             2002               2001               2002              2001
                                                             ----               ----               ----              ----

REVENUES
      Sales                                                  443,747            10,933           714,236            22,564
      Interest and other income                                4,940              --              22,036              --
                                                       -------------     -------------     -------------     -------------
           Total Revenues                                    448,687            10,933           736,272            22,564

COST OF GOODS SOLD                                           367,856              --             563,739              --
                                                       -------------     -------------     -------------     -------------

GROSS PROFIT                                                  80,831            10,933           172,533            22,564

OPERATING EXPENSES
      Administration                                         212,116           111,566           398,208           131,217
      Research and development                                  --                --                --                --
                                                       -------------     -------------     -------------     -------------

          Total expenses                                     212,116           111,566           398,208           131,217
                                                       -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                        (131,285)         (100,633)         (225,676)         (108,653)

OTHER EXPENSE
      Interest Expense                                        50,034            76,109           113,322           172,939
                                                       -------------     -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
      PROVISION FOR INCOME TAX EXPENSE                      (181,319)         (176,742)         (338,998)         (281,592)

PROVISION FOR INCOME TAX EXPENSE                                --                --                --                --
                                                       -------------     -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS                             (181,319)         (176,742)         (338,998)         (281,592)

LOSS FROM DISCONTINUED OPERATIONS:

      Loss from operations of discontinued operations           --                --                --                --
                                                       -------------     -------------     -------------     -------------

NET LOSS                                               $    (181,319)    $    (176,742)    $    (338,998)    $    (281,592)
                                                       =============     =============     =============     =============

NET LOSS PER SHARE (BASIC AND DILUTED)                 $       (0.00)    $       (0.00)    $       (0.00)    $       (0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING                    101,764,911       101,764,911       101,764,911       101,764,911


                 See Notes to Consolidated Financial Statements



                                     SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS
                                      ENDED MAY 31, 2001 AND MAY 31, 2002 (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                      MAY 31,           MAY 31,
                                                                                       2001               2002
                                                                                       ----               ----

OPERATING ACTIVITIES:
       Net loss                                                                     $(281,592)         $(338,998)
       Adjustment to reconcile net (loss) income to net
            cash provided by (used in) operating
            activities:
            Depreciation, amortization and write down of intangible assets               --                 --
       Change in assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                                      --             (148,750)
                Inventories                                                              --              (62,358)
                Other assets                                                          (16,000)            53,207
            Increase (Decrease) in:
                Accounts payable                                                      (22,534)           (47,121)
                Accrued expenses and other current liabilities                        (80,562)            (9,907)
                Currency translation adjustment                                          --                 --
                                                                                    ---------          ---------

            TOTAL ADJUSTMENTS                                                        (119,096)          (214,929)
                                                                                    ---------          ---------

       NET CASH USED BY OPERATING ACTIVITIES                                         (400,688)          (553,927)

INVESTING ACTIVITIES:
       Proceeds on sale to Metrisa                                                       --                 --
       Acquisition of equipment and improvements                                         --                 --
                                                                                    ---------          ---------

       Net cash provided (used) by operating activities                                  --                 --

FINANCING ACTIVITIES:
       Net proceeds on note payable - bank                                               --                 --
       Net proceeds on note payable - related party                                   258,355            681,262
                                                                                    ---------          ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             258,355            681,262
                                                                                    ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (142,333)           127,335

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       168,051               --
                                                                                    ---------          ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $  25,718          $ 127,335
                                                                                    =========          =========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at May 31, 2002 and the results of operations and cash flows for the three months ended May 31, 2002 and May 31, 2001.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2001 (Commission File No. 2-13328)

(2) The results of operations for the three months ended May 31, 2002 and May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

(5)  NOTE RECEIVABLE

Note receivable, in the original amount of $425,655 and having a balance of $328,109 at May 31, 2002, consists of a single promissory note dated July 1, 2000, due from Metrisa (see Notes 1 and 4). Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 plus interest that began July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa's senior debt. Metrisa is current on its interest and principal payments to the Company and management of the Company estimates, at May 31, 2002, the carrying value of the note approximates fair value. However, Metrisa has recently experienced operating losses and liquidity problems. If such losses continue or if Metrisa's liquidity does not improve, the estimate of fair value of the note could significantly and materially change.

At May 31, 2002, principal payments due, based on the Company's fiscal year, are as follows:

               2002      $ 53,206
               2003       106,414
               2004       106.414
               2005        62,075
                         --------
                         $328,109
                         ========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)  RESTRICTED STOCK INVESTMENT

At May 31, 2002, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% (not including the effect of dilutive securities) of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa's common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at May 31, 2002.

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

To address the Company's working capital needs, the Company, In July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and as of May 31, 2002, there was an outstanding borrowing of $3,120,781 on those loans.

Without the continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

Net Operating Losses:  IC-DISC

The Company has approximately $14,131,000 in net operating losses as of May 31, 2002, which will expire at various dates through the year 2021 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $14,131,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Six Months ended May 31, 2002 Compared to Six Months Ended May 31, 2001

The first and second quarter for both years 2002 and 2001 are not comparable due to the fact that operations of Regency Technologies, LLC are included for 2002.

Revenues amounted to $736,272 of which $642,176 is attributable to the trading function. Trading is expected to show significant growth in subsequent reporting periods. Essentially the trading operations came from the sale of used computer equipment, mainly laptops. The incremental growth of the business plan should be relatively linear in each of the remaining quarters of 2002.

Operating expenses of $398,208 were high in comparison to sales primarily due to the investment in start-up costs for the trading segment, together with continuing expenses for interest on debt obligations and professional fees.

The loss for the six month period was $338,998.

As we head into the third fiscal quarter, we are continuing to remake the Company to be able to provide technology equipment and services under contract relationships with major clients. We have ramped up our staff to be able to deal with larger volumes, and this will result in higher costs initially, but acceleration in our growth as we move forward.

The Company is becoming a participant in the asset management segment of the technology industry. While still very small, our second quarter sales increased by more than 50% over the first quarter in a very soft market, and we continue to anticipate significant growth in the third and fourth quarters, and beyond.

The Company's goal is to be profitable for this fiscal year and to build value for shareholders as we move ahead with our game plan.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

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

Date:  July 12, 2002                 SENTEX SENSING TECHNOLOGY, INC.

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