Form 10QSB
period 2002-08-31
SENTEX SENSING TECHNOLOGY INC
filed 2002-10-15
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13328
                 For the quarterly period ending August 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No ___

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of the latest practicable date is 101,764,911

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 2001 AND AUGUST 31, 2002

                                                                   NOVEMBER 30,             AUGUST 31,
                                                                       2001                    2002
                                                                    (AUDITED)              (UNAUDITED)
                                                                    ---------              -----------
     ASSETS
     ------

CURRENT ASSETS
     Cash and cash equivalents                                 $         --             $      138,452
     Accounts receivable                                               36,729                  368,438
     Inventory                                                           --                     18,550
     Current portion of notes receivable                              106,414                  106,414
                                                               --------------           --------------

     TOTAL CURRENT ASSETS                                             143,143                  631,854

FIXED ASSETS
     Computer Equipment                                                 3,608                    3,608

OTHER ASSETS
     Goodwill                                                          36,042                   36,042
     Restricted stock investment                                      160,000                  160,000
     Note receivable - net of current portion                         274,902                  195,092
                                                               --------------           --------------

TOTAL ASSETS                                                   $      617,695           $    1,026,596
                                                               ==============           ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES Notes payable:
         Bank                                                  $    2,500,000           $    2,500,000
         Related party                                              2,439,519                3,295,991
     Accounts payable ($441,671.00 to related party)                  509,964                  543,796
     Accrued liabilities                                              161,850                  162,642
     Consulting Contracts Payable                                      31,949                   21,249
     Convertible subordinated notes payable                            12,423                   12,423
                                                               --------------           --------------

     TOTAL CURRENT LIABILITIES                                      5,655,705                6,536,101

LONG TERM DEBT                                                           --                       --

STOCKHOLERS' EQUITY
     Common stock, no par value                                     2,867,579                2,867,579
         Authorized - 200,000,000 shares
         Issued - 109,460,911 shares
         Outstanding - 101,764,911 shares
     Accumulated deficit                                           (7,636,121)              (8,107,616)
     Treasury shares at cost, 7,696,000 shares                       (269,468)                (269,468)
                                                               --------------           --------------

     TOTAL STOCKHOLDERS' EQUITY                                    (5,038,010)              (5,509,505)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $      617,695           $    1,026,596
                                                               ==============           ==============


                 See Notes to Consolidated Financial Statements

                                            SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
                                         ENDED AUGUST 31, 2002 AND AUGUST 31, 2001 (UNAUDITED)

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                AUG 31,           AUG 31,            AUG 31,          AUG 31,
                                                                 2002              2001               2002              2001
                                                                 ----              ----               ----              ----

REVENUES
      Sales                                                      622,885            17,678         1,337,121            17,678
      Interest and other income                                    3,965            83,265            26,001           105,829
                                                           -------------     -------------     -------------     -------------
           Total Revenues                                        626,850           100,943         1,363,122           123,507

COST OF GOODS SOLD                                               497,303               714         1,061,042               714
                                                           -------------     -------------     -------------     -------------

GROSS PROFIT                                                     129,547           100,229           302,080           122,793

OPERATING EXPENSES
      Administration                                             201,727           150,934           599,936           282,151
      Research and development                                      --                --                --                --
                                                           -------------     -------------     -------------     -------------

          Total expenses                                         201,727           150,934           599,936           282,151
                                                           -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                             (72,180)          (50,705)         (297,856)         (159,358)

OTHER EXPENSE
      Interest Expense                                            60,317            78,985           173,639           251,924
                                                           -------------     -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
      PROVISION FOR INCOME TAX EXPENSE                          (132,497)         (129,690)         (471,495)         (411,282)

PROVISION FOR INCOME TAX EXPENSE                                    --                --                --                --
                                                           -------------     -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS                                 (132,497)         (129,690)         (471,495)         (411,282)

LOSS FROM DISCONTINUED OPERATIONS:

      Loss from operations of discontinued operations               --                --                --                --
                                                           -------------     -------------     -------------     -------------

NET LOSS                                                   $    (132,497)    $    (129,690)    $    (471,495)    $    (411,282)
                                                           =============     =============     =============     =============

NET LOSS PER SHARE (BASIC AND DILUTED)                     $       (0.00)    $       (0.00)    $       (0.00)    $       (0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING                        101,764,911       101,764,911       101,764,911       101,764,911


                 See Notes to Consolidated Financial Statements


                                     SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
                                   ENDED AUGUST 31, 2001 AND AUGUST 31, 2002 (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                         AUG 31,             AUG 31,
                                                                                          2001                 2002
                                                                                          ----                 ----

OPERATING ACTIVITIES:
       Net loss                                                                 $     (411,282)          $     (471,495)
       Adjustment to reconcile net (loss) income to net
            cash provided by (used in) operating
            activities:
            Depreciation, amortization and write down of intangible assets                --                       --
       Change in assets and liabilities:
            (Increase) decrease in:
                Accounts receivable                                                    (12,284)                (331,709)
                Inventories                                                               --                    (18,550)
                Other assets                                                            17,735                   79,810
            Increase (Decrease) in:
                Accounts payable                                                       (29,886)                  33,832
                Accrued expenses and other current liabilities                        (101,219)                  (9,908)
                Currency translation adjustment                                           --                       --
                                                                                --------------           --------------

            TOTAL ADJUSTMENTS                                                         (125,654)                (246,525)
                                                                                --------------           --------------

       NET CASH USED BY OPERATING ACTIVITIES                                          (536,936)                (718,020)

INVESTING ACTIVITIES:
       Proceeds on sale to Metrisa                                                        --                       --
       Acquisition of equipment and improvements                                          --                       --
                                                                                --------------           --------------

       Net cash provided (used) by operating activities                                   --                       --

FINANCING ACTIVITIES:
       Net proceeds on note payable - bank                                             500,000                     --
       Net proceeds on note payable - related party                                    (93,268)                 856,472
                                                                                --------------           --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              406,732                  856,472
                                                                                --------------           --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (130,204)                 138,452

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        174,554                     --
                                                                                --------------           --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $       44,350           $      138,452
                                                                                ==============           ==============


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at August 31, 2002 and the results of operations and cash flows for the nine months ended August 31, 2002 and August 31, 2001.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2001 (Commission File No. 2-13328)

(2) The results of operations for the nine months ended August 31, 2002 and August 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

(5)  NOTE RECEIVABLE

Note receivable, in the original amount of $425,655 and having a balance of $301,506 at August 31, 2002, consists of a single promissory note dated July 1, 2000, due from Metrisa (see Notes 1 and 4). Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 plus interest that began July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa's senior debt. Metrisa is current on its interest and principal payments to the Company and management of the Company estimates, at August 31, 2002, the carrying value of the note approximates fair value. However, Metrisa has recently experienced operating losses and liquidity problems. If such losses continue or if Metrisa's liquidity does not improve, the estimate of fair value of the note could significantly and materially change.

At August 31, 2002, principal payments due, based on the Company's fiscal year, are as follows:

        2002      $ 26,603
        2003       106,414
        2004       106.414
        2005        62,075
                  --------
                  $301,506
                  ========

The last four months' payments on the note have been put in an interest bearing escrow account by Metrisa pending final resolution of German taxing authorities litigation surrounding the Monitek and Monitek GmbH sale to Metrisa. At August 31, 2002, the balance in this escrow account was $40,687.06.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)  RESTRICTED STOCK INVESTMENT

At August 31, 2002, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% (not including the effect of dilutive securities) of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa's common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at August 31, 2002.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On July 2, 2001, the Company purchased Regency Technologies, LLC from Regency Steel, LLC and other members. The chief business of Regency Technologies is in the acquisition of used computer equipment under contract from large national organizations and institutions. Equipment is refurbished as necessary and resold, often in the global market. A second business is in the buying and reselling of technology equipment, principally laptop computers. The Company's main outlet is to the retail market through well established distribution centers throughout the country. In connection with the acquisition, the Company issued 1,250,000 Common Shares out of its Treasury, to the five owners of Regency Technologies, LLC in a private offering. The Company also announced that it had entered into a joint venture arrangement with International Power Machinery Corporation, an 83 year old company that has been furnishing power generation equipment to major industrial users, utilities, independent power producers, co-ops and governmental entities around the world. Traditionally, International Power Machinery sold and traded power equipment to this customer base.

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

To address the Company's working capital needs, the Company, In July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and as of August 31, 2002, there was an outstanding borrowing of $3,295,991 on those loans.

Without the continued financial support from CPS or Mr. Kendall, the Company would not generate sufficient cash in the next 12 months to meet its working capital needs.

Net Operating Losses:  IC-DISC

The Company has approximately $14,263,000 in net operating losses as of August 31, 2002, which will expire at various dates through the year 2021 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $14,263,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Nine Months ended August 31, 2002 Compared to Nine Months Ended August 31, 2001

Year to date revenues amounted to $1,363,122 of which $1,261,487 is attributable to the trading function. Trading is expected to show significant growth in subsequent reporting periods.

Operating expenses of $599,936 were high in comparison to sales primarily due to the investment in start-up costs for the trading segment, together with continuing expenses for interest on debt obligations and professional fees.

The loss for the nine month period was $471,495.

As we head into the fourth fiscal quarter, we are continuing to remake the Company to be able to provide technology equipment and services under contract relationships with major clients. We have ramped up our staff to be able to deal with larger volumes, and this will result in higher costs initially, but also acceleration in our growth as we move forward.

The Company is becoming a participant in the asset management segment of the technology industry. While still very small, our third quarter sales increased to $626,850 in a very soft market, and we continue to anticipate significant growth in the fourth quarter, and beyond.

We have added key personnel and new facilities that will have a profound impact on our performance going forward. Our fourth quarter should continue the significant quarterly growth we have experienced in each of the first three quarters of 2002.

The Company's goal is to be profitable for the fourth quarter and to build value for shareholders as we move ahead with our game plan.

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

Date:  October 14, 2002               SENTEX SENSING TECHNOLOGY, INC.

                               By:    /s/ Robert S. Kendall
                                      ---------------------
                                      Robert S. Kendall, Chief Executive Officer

                                      /s/ Julius L. Hess
                                      ------------------
                                      Julius L. Hess, Director

                                      /s/ William R. Sprow
                                      --------------------
                                      William R. Sprow, Chief Financial Officer

CERTIFICATIONS
--------------

I, Robert S. Kendall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sentex Sensing Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002

/s/ Robert S. Kendall, Chief Executive Officer
----------------------------------------------
Signature & Title

I, William R. Sprow, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sentex Sensing Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002

/s/ William R. Sprow, Chief Financial Officer
---------------------------------------------
Signature & Title

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

a)  Exhibit 99.1      Certification Pursuant To 18 U. S. C. Section 1350,
                      As Adopted Pursuant To Section 906 Of The
                      Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The
                      Sarbanes-Oxley Act of 2002

b) No reports on Form 8-K were filed with the Commission during the Registrant's third quarter.