Form 10KSB
period 2002-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2003-03-17
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 2-13328
                  For the fiscal year ending November 30, 2002

                         SENTEX SENSING TECHNOLOGY, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                   22-2333899
              ----------                                   ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

        1801 East Ninth Street                               44114
        ----------------------                               -----
           Cleveland, Ohio                                 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended November 30, 2002 were $1,981,555.

The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on the Over-the Counter Bulletin Board on January 30, 2003: $1,017,649.

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of January 30, 2003 is 101,764,911.

           TRANSACTIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)
                               Yes _____ No _____

                       DOCUMENTS INCORPORATED BY REFERENCE

Part IV - Item 13 - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K     See Page F-1


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

On September 4, 1998, the Company completed the sale of all of the outstanding capital stock of Systems to ALR Group Incorporated ("ALR"), which is principally owned by Amos Linenberg ("Linenberg"). Prior to the sale, Linenberg was the President of Systems and an Executive Vice President of the Company. In the past, Linenberg had been a principal shareholder of the Company and served as a director of the Company.

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

On July 2, 2001, the Company purchased Regency Technologies, LLC from Regency Steel, LLC and other members. Regency Technologies provides a computer hardware/software competence, and is a system designer and builder of processors, hard drives and network products. In connection with the acquisition, the Company issued 1,250,000 Common Shares out of its Treasury, to the five owners of Regency Technologies, LLC in a private offering. In addition, Regency Technologies acquires and resells used computer hardware, computer parts and other capital equipment principally under term contracts through direct customer contact.

DESCRIPTION OF BUSINESS

Regency Technologies specializes in the buying, selling, and trading of information technology equipment (primarily computer equipment). The primary focus of our business revolves around acquiring unneeded, older computer equipment and reselling that equipment to certain consumers on a global basis.

When a company or institution determines its equipment is at the end of a technology life cycle, it will typically go through a "refresh" process. During a typical refresh process, a company will replace an average of one third of all of its user-based technology assets (primarily computers). The typical lifespan for most of these assets is about three years. Therefore, most major corporations and institutions are refreshing one third of their IT population every year. These assets include PC's (CPU's and laptops), Servers, Monitors, Printers, Networking Equipment (routers, hubs, bridges, and other peripheral computer equipment), as well as other equipment (Midrange up to Mainframe Assets).

The asset recovery group of a company, along with its IT departments, typically work to remove or dispose of the older technology assets while the new assets are being rolled out. This process often emphasizes rolling out the new equipment and tends to ignore the action plan for disposing of the old equipment. This typically results in the complete write off of the old equipment and a slow and cumbersome removal of the old equipment.

Regency Technologies seeks to fulfill a company's need to systematically and efficiently dispose of its old equipment. We use traditional sales models as well as Internet based research to identify prospects that are likely candidates for our services. We have four full time employees concentrating on sourcing equipment via asset recovery programs as well as selling equipment to wholesalers, exporters, importers and maintenance companies. We have one inside sales person who is responsible for selling equipment to retail accounts and have one inside sales person who is responsible for the sale of parts only. We expect our marketing staff to continue to expand and assist in our growth.

The Company hopes to offer a leasing option using the skills of its management team, which has extensive experience in financial services and leasing of equipment. The leasing industry generates in excess of $200 billion per year in new lease revenue and is characterized by attractive growth prospects. It is a mega-industry with many participants and no truly dominant player.

As of November 30, 2002, the Company employed approximately 18 full-time employees and used the services of four other persons from CPS. Management believes its relations with the employees are good. The Company does not currently rely on any patented technologies or other trade secrets to operate. It primarily relies on its knowledge of the industry and the computer trading market. The Company believes that while the financial barriers to entry into this market are relatively low, and therefore, potentially faces competition from a variety of sources, that it has a competitive advantage over most of its competition because its management team has significant years of experience in leasing, sourcing and trading computer equipment. There can be no assurance, however, that another company either does not possess or cannot obtain that knowledge and compete effectively against the Company.

The Company to date has not had to make any substantial investment in research and development costs. It relies primarily on its ability to find companies that are disposing of computer equipment and then selling the equipment to those who are in the market to buy older equipment that is still sufficient for those buyers' purposes.

While any equipment that cannot be resold, needs to be disposed of within accordance with environmental laws, the Company does not believe that complying with those requirements places a significant environmental burden on the Company.

ITEM 2 PROPERTIES

Regency Technologies occupies approximately 25,000 square feet of warehouse/office space at 30700 Carter Street, while Administrative offices consist of approximately 3,500 square feet, which is shared with CPS at 1801 East Ninth Street, Cleveland, Ohio 44114.

ITEM 3 LEGAL PROCEEDINGS

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Shares trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter was


2002                                 HIGH                               LOW
----                                 ----                               ---

1st Quarter                          .05                                .02
2nd Quarter                          .04                                .02
3rd Quarter                          .03                                .01
4th Quarter                          .03                                .00

2001
----

1st Quarter                          .10                                .04
2nd Quarter                          .07                                .04
3rd Quarter                          .06                                .04
4th Quarter                          .06                                .02


The bid quotations represent interdealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On January 30, 2003 there were 109,460,911 Common Shares issued, 101,764,911 Common Shares outstanding and approximately 1,250 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.

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

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses and significant working capital deficits. In addition, the Company's certified public accountants, Hausser + Taylor LLP, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 2001 and November 30, 2002, a statement that the Company's recurring losses and significant working capital deficits raised substantial doubt about the Company's ability to continue as a going concern.

To address the Company's working capital needs, the Company, in July 1998 established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS Capital has provided the Company with temporary working capital loans and, as of November 30, 2002, there was an outstanding borrowing of $3,374,000 on those loans.

Net Operating Losses:

The Company has approximately $14,498,000 in net operating losses as of fiscal 2002, which will expire at various dates through the year 2022 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $14,498,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS FROM OPERATIONS

Fiscal 2002 as Compared to Fiscal 2001

In fiscal year 2001, the Company had just started its current operations of sourcing and reselling used computer equipment. Accordingly, the results in operations in fiscal 2001 compared to fiscal 2002 differ substantially.

Revenues grew from approximately $320,000 in fiscal 2001 to almost $2,000,000 in fiscal 2002. Cost of goods sold increased from about $143,000 in fiscal 2001 to approximately $1,565,000 in fiscal 2002.

Selling, generally and administrative expenses increased from about $487,000 in fiscal 2001 to almost $1,000,000 in fiscal 2002. These expenses were high in comparison to sales primarily due to the investment in start-up cost of the trading function.

Interest expense decreased from approximately $343,000 in fiscal 2001 to approximately $236,000 in fiscal 2002, primarily due to a decrease in the prime and LIBOR rates that are used to establish the appropriate interest rate on the related loans.

The Company anticipates additional growth for fiscal 2003. During the first fiscal quarter of 2003, sales relating to Regency's business exceeded $1,000,000, and the Company expects to report an operating profit for that quarter.

CRITICAL ACCOUNTING POLICIES

Refer to Note 2, Summary of Significant Policies, Items A-K of the attached Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impaiment or Disposal of Long-Lived Assets," which is effective the first quarter of fiscal year 2003. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective beginning in the Company's fiscal year 2003. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company does not believe that the adoption of these standards will have a significant impact on its financial position or results of operations.

ITEM 7 FINANCIAL STATEMENTS

See Index to Financial Statements appearing on page F-2

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
       COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

            Name                   Age    Position
            ----                   ---    --------

            Robert S. Kendall       64    Chairman, President and Treasurer
            James S. O'Leary        65    Director
            Julius L. Hess          41    Vice President, Secretary and Director
            Ronald M. Lipson        68    Director
            William R. Sprow        64    Controller


ROBERT S. KENDALL has been the Chairman, President and Treasurer of the Company since March 1, 1996. He is also President and Chairman of CPS Capital, Limited, an investment company based in Cleveland. Until April 1996, he was also Chairman of the Board and founder of LDI Corporation, an asset leasing and technology services company which he, along with two others, founded in 1972. LDI was one of the largest independent lessors of technology and computer equipment in the United States. Mr. Kendall is also a general partner in NCP, Ltd., a real estate partnership actively engaged in investing, acquiring, financing and managing commercial, industrial and other properties. From 1969 to 1972, Mr. Kendall was branch manager at Victor Computer, a manufacturer and distributor of computer systems. From 1963 to 1969, he was a salesman, financial specialist and sales manager at Burroughs Corporation (now Unisys Corp.). Mr. Kendall graduated from Case Western Reserve University with a bachelor's degree in psychology in 1960, and attended graduate school at John Carroll University.

JAMES S. O'LEARY had been employed by Monitek since August 1982 and served as its Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and, from December 1996 through November 1998, he served as Vice President of Finance and Chief Financial Officer. In December 1998, Mr. O'Leary was elected as a Director and was appointed Chief Operating Officer of the Company. In September 1999, Mr. O'Leary resigned from his position as Chief Operating Officer but he remained a Director. He joined Metrisa as Managing Director of Metrisa, GMBH in July 2000 and resigned to become an independent consultant in December, 2001.

JULIUS L. HESS has served as Assistant Vice President and Vice President for CPS since November 1994 and is responsible for research and analysis. At CPS he serves as lead analyst in the location and evaluation of investment opportunities of publicly held companies which are believed to be undervalued, or closely held companies with potential for appreciation. Prior to joining CPS, Mr. Hess was Human Resources Manager for a division of GE Capital from 1990 to 1994. From 1989 to 1990, he was Senior Human Resources Representative for B. F. Goodrich and prior thereto he was Compensation and Labor Relations Manager from 1986 to 1989 at the Mayo Clinic Medical Center. Mr. Hess graduated from Miami University in Oxford, Ohio, with a bachelor's degree in political science in 1983 and attended graduate school at the University of Minnesota. Mr. Hess is Mr. Kendall's son-in-law.

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

WILLIAM R. SPROW is the Chief Financial Officer of the Company, and as such, is responsible for all financial operations from day to day accounting, financial reporting, SEC report preparation and submission, and a variety of administrative responsibilities for all CPS companies, Sentex and Regency. He additionally handles IT administration issues for our own internal system. Mr. Sprow also serves as Controller of CPS Holding Company, Ltd., a related company that is responsible for energy purchasing and subsequent energy management for a variety of clients ranging from large Fortune 1000 clients to large public institutions. With over 38 years of related accounting and financial experience, Mr. Sprow served as Vice President, Finance of Borden Consumer Products, Canada from 1980 to 1985; as Controller and Operations Manager for Sherwin-Williams Canada from 1986 to 1993; in key management positions with a number of Northeast Ohio companies from 1995 to 1999.

There were two meetings of the Company's Board of Directors during the fiscal year ended November 30, 2002. Messr. Lipson was not able to attend the first meeting due to illness.

The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.

ITEM 10 EXECUTIVE COMPENSATION

The following information is set forth with respect to the Company's Chief Executive Officer. No other executive officer's total compensation exceeded $100,000 for the fiscal year ended November 30, 2002.


                                                     ANNUAL COMPENSATION
                                                     -------------------
                                                                                 OTHER ANNUAL
                                      YEAR          SALARIES         BONUS       COMPENSATION
                                      ----          --------         -----       ------------
Robert S. Kendall                     2002             -0-            -0-              -0-
  (Chief Executive Officer)           2001             -0-            -0-              -0-
                                      2000           $200,000 (1)     -0-              -0-



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

No long-term compensation was paid during the fiscal years ended November 30, 2002, 2001, or 2000 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

Stock Options:

The Company adopted the Plan at a special meeting of its shareholders held on November 14, 1996 (See Item 4). Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 2002, there were no Company stock options held by the directors or executive officers of the Company.

Compensation Pursuant to Plans:

The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 2002, 2001, or 2000.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION


----------------------------------------------------------------------------------------------------------------------
             Plan category                Number of securities to       Weighted average        Number of securities
                                          be issued upon exercise      exercise price of      remaining available for
                                          of outstanding options,     outstanding options,     future issuance under
                                            warrants and rights       warrants and rights       equity compensation
                                                                                                  plans (excluding
                                                                                              securities reflected in
                                                                                                    column (a))
----------------------------------------------------------------------------------------------------------------------
                                                    (a)                       (b)                       (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by                           0                         0                 7.000.000
security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved                          NA                       NA                        NA
by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                                           0                         0                 7,000,000
----------------------------------------------------------------------------------------------------------------------



The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of January 30, 2003 by: (a) the Company's Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; and (c) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.


NAME AND ADDRESS                  AMOUNT AND NATURE
OF BENEFICIAL OWNER (1)           OF BENEFICIAL OWNER              PERCENTAGE
-----------------------           -------------------              ----------

Robert S. Kendall (2)                  48,029,814                     47.2%

James S. O'Leary                           --                           --

Julius L. Hess                             --                           --

Ronald M. Lipson                          687,500                        *
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

CPS Capital, Limited (3)               48,029,814                     47.2%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers             48,717,314                     47.9%
(as a group persons)

     1. The name and address of each individual is listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, Ohio 44114.

     2. The Common Shares set forth herein with respect to Mr. Kendall are all held of record by CPS Capital, Limited or are beneficially owned by CPS Capital, Limited. Mr. Kendall and his wife own 100% of the outstanding membership interests in CPS.

     3. CPS is the record holder of 48,029,814 Common Shares and has sole voting and dispositive power with respect to such shares.

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

In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and in December 1998, the parties agreed to reduce the fee to $300,000 for fiscal 1999 and subsequent years. CPS and the Company have agreed that the balance due as of November 30, 2000, which totals $442,000.

Working Capital Assistance:

During fiscal 1997 through fiscal 2001, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through November 2002, CPS provided the Company a series of temporary capital loans at a prime interest rate plus 100 basis points. The outstanding balance of such loans total $3,373,915, including accrued interest, as of November 30, 2002. From time to time, Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the Bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company unless the notes are converted into Common Shares at some future date. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

ITEM 13 EXHIBIT  LISTS AND REPORTS ON FORM 8-K

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

  3.6              Certificate of Incorporation of Sentex Systems, Inc. (5)

  4.1              Specimen Certificate of Common Shares (3)

 10.2              Consulting Agreement with Ms. Joanne Bianco, dated March 1,
                   1996 (2)

 10.3              Sentex 1996 Long-Term Incentive Stock Option Plan (1)

 21.1              List of Subsidiaries (6)

 99.1              Certification of Chief Executive Officer

 99.2              Certification of Chief Financial Officer

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


(B) REPORTS ON FORM 8-K

None

ITEM 14.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and [Chief Financial Officer], after evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing of this annual report, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 13, 2003                  SENTEX SENSING TECHNOLOGY, INC.

                                       By: /s/ Robert S. Kendall
                                           -------------------------------------
                                           Robert S. Kendall, Chief
                                           Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert S. Kendall
--------------------------
Robert S. Kendall                Chairman, President and Treasurer            March 13, 2003


/s/ Julius L. Hess
--------------------------
Julius L. Hess                   Vice President, Secretary and Director       March 13, 2003


/s/ Ronald M. Lipson
--------------------------
Ronald M. Lipson                 Director                                     March 13, 2003


/s/ James S. O'Leary
--------------------------
James S. O'Leary                 Director                                     March 13, 2003


/s/ William R. Sprow
--------------------------
William R. Sprow                 Chief Financial Officer                      March 13, 2003


                                 CERTIFICATIONS

I, Robert S. Kendall, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sentex Sensing Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 13, 2003

                               /s / Robert S. Kendall
                               ----------------------
                               Robert S. Kendall
                               President and Chief Executive Officer
                               (Principal Executive Officer)

I, William R. Sprow, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sentex Sensing Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March  13, 2003

                               /s/ William R. Sprow
                               ----------------------
                               William R. Sprow
                               Chief Financial Officer
                               (Principal Accounting Officer)

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

                                    CONTENTS

--------------------------------------------------------------------------------

                                                              Page

AUDITORS' REPORT ON THE FINANCIAL STATEMENTS                   F-3

FINANCIAL STATEMENTS
    Consolidated balance sheet                                 F-4
    Consolidated statements of operations                      F-5
    Consolidated statements of stockholders' equity            F-6
    Consolidated statements of cash flows                      F-7
    Notes to consolidated financial statements              F-8 - F-15

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio

         We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. At November 30, 2002, current liabilities exceed current assets by $6,216,541. Additionally, at November 30, 2002, the Company has limited operations and its stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the-Counter Bulletin Board which might limit the Company's ability to raise equity capital. These and other matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                             Hausser & Taylor LLP

Cleveland, Ohio
March 8, 2003

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                November 30, 2002
--------------------------------------------------------------------------------

            ASSETS
            ------
CURRENT ASSETS
 Cash                                                                                          $ 74,633
 Accounts receivable - trade, net of allowance for
 doubtful accounts of $5,000                                                                    214,952
 Current portion of note receivable                                                             106,414
 Inventory                                                                                       50,792
                                                                                                ------
    Total current assets                                                                                         $ 446,791

EQUIPMENT
 Computer equipment                                                                               4,009
 Less accumulated depreciation                                                                    1,844              2,165
                                                                                                 ------
OTHER ASSETS
 Restricted stock investment                                                                      4,800
 Note receivable - net of current portion of $106,414                                           168,488
 Goodwill                                                                                        36,042            209,330
                                                                                                -------           -------
                                                                                                                 $ 658,286
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
 Notes payable:
  Bank                                                                   $ 2,500,000
  Related party                                                            3,373,915         $5,873,915
                                                                          ----------
 Trade accounts payable ($441,671 to related party)                                             564,338
 Accrued liabilities                                                                            191,407
 Consulting contracts payable                                                                    21,249
 Convertible subordinated notes payable                                                          12,423
                                                                                                ------
    Total current liabilities                                                                                   $6,663,332

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, no par value
 Authorized - 200,000,000 shares
 Issued - 109,460,911 shares
 Outstanding - 101,764,911 shares                                                             2,867,579
 Retained earnings (deficit)                                                                 (8,603,157)
 Treasury shares at cost, 7,696,000 shares                                                     (269,468)
                                                                                               ---------
    Total stockholders' equity                                                                                  (6,005,046)
                                                                                                                -----------
                                                                                                                $  658,286


   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended November 30, 2002 and 2001
--------------------------------------------------------------------------------


                                                       2002             2001
                                                   -------------    -------------
REVENUES
 Sales                                             $   1,950,575    $     279,077
 Interest and other income                                31,380           42,981
                                                   -------------    -------------
   Total revenues                                      1,981,955          322,058

COST AND EXPENSES
 Cost of sales                                         1,564,890          142,821
 Selling, general and administrative                     992,664          486,662
                                                   -------------    -------------
   Total costs and expenses                            2,557,554          629,483
                                                   -------------    -------------
LOSS FROM OPERATIONS                                    (575,599)        (307,425)

OTHER EXPENSE
 Interest                                                236,237          343,044
 Loss on restricted stock investment                     155,200          219,200
                                                   -------------    -------------
                                                         391,437          562,244
                                                   -------------    -------------
LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME
TAX EXPENSE                                             (967,036)        (869,669)

PROVISION FOR INCOME TAX EXPENSE                            --               --
                                                   -------------    -------------
NET LOSS                                           $    (967,036)   $    (869,669)
                                                   =============    =============
NET LOSS PER SHARE (BASIC AND DILUTED)             $       (0.01)   $       (0.01)
                                                   =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        101,764,911      101,038,884
                                                   =============    =============


   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended November 30, 2002 and 2001
--------------------------------------------------------------------------------


                                   Common Stock                   Retained               Treasury Stock               Total
                                   -------------                  Earnings         --------------------------     Stockholders'
                                 Shares          Amount           (Deficit)          Shares           Amount         Equity
                              ------------    ------------       ------------      ----------       ----------    ------------
Balance - December 1, 2000     109,460,911     $ 2,880,079       $(6,766,452)       8,946,000       $(313,218)    $(4,199,591)

Issuance of common stock         -                 (12,500)                        (1,250,000)         43,750          31,250

Comprehensive loss

Net loss                         -                -                 (869,669)        -               -               (869,669)
                              ------------    ------------       ------------      ----------       ----------    ------------
Balance - November 30, 2001    109,460,911       2,867,579        (7,636,121)       7,696,000        (269,468)     (5,038,010)

Comprehensive loss

Net loss                         -                -                 (967,036)        -               -               (967,036)
                              ------------    ------------       ------------      ----------       ----------    ------------
Balance - November 30, 2002   109,460,911     $ 2,867,579        $(8,603,157)      7,696,000        $(269,468)    $(6,005,046)
                              ============    ============       ============      ==========       ==========    ============


   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended November 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                       2002         2001
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $(967,036)   $(869,669)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                        1,443          401
   Loss on restricted stock investment                155,200      219,200
   Changes in assets and liabilities:
   Accounts receivable                               (178,223)     (24,386)
   Inventory                                          (50,792)        --
   Accounts payable                                    54,374       15,778
   Accrued expenses                                    29,557      (19,708)
                                                    ---------    ---------
    Total adjustments                                  11,559      191,285
                                                    ---------    ---------
    Net cash used by operating activities            (955,477)    (678,384)

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash from Regency Technologies                          --          6,503
 Proceeds on note receivable                          106,414       44,339
                                                    ---------    ---------
       Net cash provided by investing activities      106,414       50,842

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds on note payable - bank                     --        500,000
 Net proceeds on note payable - related party         934,396       88,042
 Payments on consulting contracts                     (10,700)    (128,551)
                                                    ---------    ---------
       Net cash provided by financing activities      923,696      459,491
                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH                        74,633     (168,051)

CASH - BEGINNING OF YEAR                                 --        168,051
                                                    ---------    ---------

CASH - END OF YEAR                                  $  74,633    $    --
                                                    =========    =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                         $ 101,127    $ 165,169



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

             On July 2, 2001, the Company acquired Regency Technologies, Ltd. from Regency Steel, LLC. In connection with the acquisition, the Company issued 1,250,000 common shares held in treasury in exchange for 100% of Regency Technologies, Ltd. The Company's only significant operations in the years ended November 30, 2002 and 2001 consisted of Regency Technologies, Ltd.'s operations. The Company specializes in the buying, selling, and trading of information technology equipment (primarily computer equipment). The primary focus of the Company's business revolves around acquiring unneeded, older computer equipment and reselling that equipment to certain consumers on a global basis. The Company's business is confined to one industry and one geographical reporting segment. The Company's assets and its customer base are all within the United States.

             Prior to 2001, the Company's business was confined to a single industry segment, designing and manufacturing of analysis equipment. Operations were conducted through the Company's wholly-owned subsidiaries, Sentex Systems, Inc., Monitek Technologies, Inc. ("Monitek"), its wholly-owned subsidiary, Monitek GmbH (which operated in Continental Europe), and Cypress Instruments, Inc. Monitek's assets and operations were disposed of in the year ended November 30, 2000. Sentex Systems, Inc.'s assets and operations were disposed of in the year ended November 30, 1998.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             A. Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. At November 30, 2002, current liabilities exceed current assets by $6,216,541. Additionally, at November 30, 2002, the Company has limited operations and its stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market and is now traded on the Over-the-Counter Bulletin Board which might limit the Company's ability to raise equity capital. These and other matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's ability to continue in existence is primarily dependent upon its ability to arrange adequate financing and to attain profitable operating activities to sustain required cash flows.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             B. Receivable and Credit Policies - Accounts receivable are uncollateralized customer obligations due with various trade terms from the invoice date and are stated at the amount billed to the customer. Payments of accounts receivable are applied to the specific invoices identified on the customer's remittance advice. The carrying amount of accounts receivable is reported net of the allowance for doubtful accounts reserve, which reflects management's best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances and any customer account balances with invoices dated over 120 days past due are considered delinquent. These delinquent invoice amounts plus any other invoices deemed not to be collected are reserved for in the allowance for doubtful accounts reserve. Specific accounts are charged directly to the reserve when management obtains evidence of a customer's insolvency or otherwise determines that the account is uncollectible.

                    The Company has provided $5,000 for possible doubtful accounts receivable at December 31, 2002. The provision for doubtful accounts amounted to $7,963 for 2002.

             C . Inventory - Inventory consists of used computer equipment held for resale and a variety of electronic component parts. Inventories are valued at the lower of cost (first-in, first-out) or market.

             D. Equipment - Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income or loss for the period. The cost of maintenance and repairs is included in the statements of operations as incurred; significant renewals and betterments are capitalized.

             E. Revenue Recognition - The Company records revenue as customers are billed for consulting services or delivery of hardware products.

             F. Concentration of Credit and Risk Factors - Financial instruments which potentially subject the Company to concentrations of credit risk include cash and equivalents and accounts and notes receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. See also Notes 2.B., 2.I., 4, and 14.

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

              K. New Authoritative Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective the first quarter of fiscal year 2003. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which is effective beginning in the Company's fiscal year 2003. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company does not believe that the adoption of these standards will have a significant impact on its financial position or results of operations.

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

NOTE 4.       NOTE RECEIVABLE

              Note receivable, in the original amount of $425,655 and having a balance of $274,902 at November 30, 2002, consists of a single promissory note dated July 1, 2000, due from Metrisa, Inc. ("Metrisa") (see Note 5). Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 beginning July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa's senior debt. At November 30, 2002, Metrisa is current on its interest and principal payments to the Company and management of the Company estimates, at November 30, 2002, the carrying value of the note approximates fair value. However, Metrisa has recently experienced operating losses and liquidity problems and is no longer a SEC registrant. If such losses continue or if Metrisa's liquidity does not improve, the estimate of fair value of the note could, in the near term, significantly and materially change.

NOTE 5.       RESTRICTED STOCK INVESTMENT

              At November 30, 2002, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% (not including the effect of dilutive securities) of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to "Rule 144" covering the purchase, resale and holding periods of "restricted securities." Metrisa is no longer subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, and its common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are less than 350 holders of Metrisa's outstanding common stock at November 30, 2002.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 5.       RESTRICTED STOCK INVESTMENT (CONTINUED)

              The Company does not consider the stock to be "trading securities," as defined under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to limited or non-existent trading activity, assessing current value is difficult. Management determined that its investment in Metrisa has experienced an "other than temporary decline in value" and recorded impairment losses of $155,200 and $219,200, in the years ended November 30, 2002 and 2001, respectively. At November 30, 2002, the carrying value of the investment in Metrisa was $4,800.

              Metrisa was incorporated in Delaware and is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases.

NOTE 6.       ACCRUED LIABILITIES

              Accrued liabilities consist of the following at November 30, 2002:

                Pension             $ 100,000
                Other                  91,407
                                    ---------
                                    $ 191,407
                                    =========

NOTE 7.       NOTES PAYABLE - BANK AND OTHER BORROWING ARRANGEMENTS

              The Company has available a $2,500,000 demand line of credit secured by the Company's assets and the assets and guarantee of the Company's Chairman of the Board. Interest is charged at LIBOR plus 200 basis points (3.8% as of November 30, 2002) and is payable monthly. Amounts outstanding under the line amounted to $2,500,000 at November 30, 2002.

              During the years ended November 30, 2002 and 2001, a principal stockholder and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 2002, the Company had notes payable of $3,373,915 including accrued interest of approximately $625,000 (bearing interest at 1% over the prime rate) to its principal shareholder, CPS Capital, Ltd., in connection with such unsecured loans.

              Interest expense for the years ended November 30, 2002 and 2001 amounted to $236,237 and $343,044, respectively.

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

NOTE 9.      COMMITMENTS AND CONTINGENCIES

             The Company leases office and warehouse space under a non-cancelable operating lease which expires February 29, 2008. The following is a schedule, by year, of future minimum lease payments as of November 30, 2002:

                2003                         $   48,060
                2004                             67,284
                2005                             76,896
                2006                             79,863
                2007                             88,764
                2008                             22,191
                                              ---------
                                              $ 383,058
                                              =========

             Rent expense for the year ended November 30, 2002 was $36,500.

NOTE 10.     STOCK INCENTIVE PLAN

             The Company has a long-term incentive plan ("Incentive Plan") to provide current and future directors, officers and employees incentives to stimulate their active interest in the development and financial success of the Company. The Incentive Plan provides for the granting of "incentive stock options," under Section 422 of the Internal Revenue Code of 1986, as amended, or other stock options, stock appreciation rights, restricted or nonrestricted stock awards to purchase not more than 7,000,000 shares (which shares have been reserved by the Company) of common stock as determined by the Company's Incentive Plan Committee (the "Committee"). The option prices per share of common stock, which is the subject of incentive stock options and other stock options under the Incentive Plan, shall not be less than 100% of the fair market value of the Company's shares of common stock on the date such option is granted. The Committee shall determine when each option is to expire but no option shall be exercisable for a period of more than 10 years from the date upon which the option is granted. Generally, options granted under the Incentive Plan vest or terminate upon the employee leaving the Company and are subject to automatic acceleration of any vesting requirements given certain changes in control of the Company. No options were outstanding to purchase the Company's stock during the years ended November 30, 2002 and 2001.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 10.     STOCK INCENTIVE PLAN (CONTINUED)

             Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners: (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 2002, the Company has not granted any appreciation rights under the Incentive Plan.

NOTE 11.     PROFIT-SHARING PLAN

             The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 2002 and 2001.

NOTE 12.     INCOME TAXES

             As referred to in Note 1, the Company utilizes SFAS 109, "Accounting for Income Taxes." A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

                                                                    2002         2001
                                                                    -----       ------
                Expected federal income tax benefit at
                  the statutory rate                               (34.0)%      (34.0)%
                Increase in taxes resulting from:
                  Effect of operating loss for which no tax
                   carrybacks are available                         34.0         34.0
                  Other                                               -            -
                                                                    -----       ------
                                                                      -  %         -  %
                                                                    =====       ======

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 12.     INCOME TAXES (CONTINUED)

             The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

                                                             2002         2001
                                                          ----------   ----------
                Deferred tax assets:
                 Net operating loss carryforward          $2,821,000   $2,470,400
                 Other                                        52,800       74,500
                                                          ----------   ----------
                        Total gross deferred tax assets    2,873,800    2,544,900
                 Less valuation allowance                  2,873,800    2,544,900
                                                          ----------   ----------
                 Net deferred tax assets                  $     --     $     --
                                                          ==========   ==========

             The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

             The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 2002 and 2001, the Company recorded increases of $328,900 and $295,500, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

             At November 30, 2002, the Company had approximately $14,498,000 of net operating loss carryforwards available to offset future federal taxable income. The federal net operating loss carryforwards expire at various dates through 2022. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that are subject to limitations as a result of these provisions.

NOTE 13.     RELATED PARTY TRANSACTIONS

             The Company has a management agreement with an affiliate and significant stockholder, CPS Capital, Ltd., to perform management and executive services. Based on limited operations, the Company and CPS agreed to reduce the management fee until the Company expands its operations. As of November 30, 2002, the balance due for unpaid management fees was $441,671.

NOTE 14.     SIGNIFICANT REVENUES

             For the year ended November 30, 2002, two customers accounted for approximately 62% of net sales revenue. A significant portion of trade accounts receivable was attributable to such customers.