Form 10QSB
period 2003-02-28
SENTEX SENSING TECHNOLOGY INC
filed 2003-04-21
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending February 28, 2003

SENTEX SENSING TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2333899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 East Ninth Street
Cleveland, Ohio	44114
(Address of principal executive offices)	(Zip Code)

(216) 687-9133
(Registrant’s telephone number including area code)

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2002 AND FEBRUARY 28, 2003

	November 30,	February
	2002	2003
	(Audited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,633	$63,383
Accounts receivable	214,952	380,095
Inventory	50,792	138,625
Current portion of notes receivable	106,414	106,414

TOTAL CURRENT ASSETS	446,791	688,517

FIXED ASSETS
Computer Equipment	2,165	2,165

OTHER ASSETS
Goodwill	36,042	36,042
Restricted stock investment	4,800	4,800
Note receivable — net of current portion	168,488	141,885

TOTAL ASSETS	$658,286	$873,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable:
Bank	$2,500,000	$2,500,000
Related party	3,373,915	3,408,915
Accounts payable ($441,671.00 to related party)	564,338	675,156
Accrued liabilities	191,407	177,383
Consulting Contracts Payable	21,249	21,249
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	6,663,332	6,795,126

STOCKHOLERS’ EQUITY
Common stock, no par value	2,867,579	2,867,579
Authorized - 200,000,000 shares
Issued - 109,460,911 shares
Outstanding - 101,764,911 shares
Accumulated deficit	(8,603,157)	(8,519,828)
Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(6,005,046)	(5,921,717)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,286	$873,409

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2003 (UNAUDITED)

	Three Months Ended
	Feb 28,	Feb 28,

	2002	2003

REVENUES
Sales	270,489	1,029,841
Interest and other income	17,096	7,769

Total Revenues	287,585	1,037,610

COST OF GOODS SOLD	195,883	619,451

GROSS PROFIT	91,702	418,159

OPERATING EXPENSES
Administration	186,092	270,885

Total expenses	186,092	270,885

PROFIT(LOSS) FROM OPERATIONS	(94,390)	147,274

OTHER EXPENSE
Interest Expense	63,288	63,945

PROFIT(LOSS) BEFORE PROVISION FOR INCOME TAX EXPENSE	(157,678)	83,329

PROVISION FOR INCOME TAX EXPENSE	—	—

NET PROFIT(LOSS)	(157,678)	83,329

NET PROFIT(LOSS) PER SHARE (BASIC AND DILUTED)	$(0.00)	$0.00

WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2003 (UNAUDITED)

	Three Months Ended
	Feb 28,	Feb 28,

	2002	2003

OPERATING ACTIVITIES:
Net profit(loss)	$(157,678)	$83,329
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(75,732)	(165,143)
Inventories	(43,005)	(87,833)
Other assets	26,604	26,603
Increase (Decrease) in:
Accounts payable	11,558	110,818
Accrued expenses and other current liabilities	(64,044)	(14,024)

TOTAL ADJUSTMENTS	(144,619)	(129,579)

NET CASH USED BY OPERATING ACTIVITIES	(302,297)	(46,250)

FINANCING ACTIVITIES:
Net proceeds on note payable — related party	382,663	35,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	382,663	35,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,366	(11,250)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	—	74,633

CASH AND CASH EQUIVALENTS — END OF PERIOD	$80,366	$63,383

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at February 28, 2003 and the results of operations and cash flows for the three months ended February 28, 2003 and February 28, 2002.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 (Commission File No. 2-13328)

(2)  The results of operations for the three months ended February 28, 2003 and February 28, 2002 are not necessarily indicative of the results to be expected for the full year.

(3)  PROFIT(LOSS) PER SHARE

Profit(loss) per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are insignificant.

(4)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries (the “Company”). All material inter-company accounts and transactions have been eliminated in consolidation.

(5)  NOTE RECEIVABLE

Note receivable, in the original amount of $425,655 and having a balance of $248,299 at February 28, 2003, consists of a single promissory note dated July 1, 2000, due from Metrisa. Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 plus interest that began July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa’s senior debt. Metrisa is current on its interest and principal payments to the Company and management of the Company estimates, at February 28, 2003, the carrying value of the note approximates fair value. However, Metrisa has recently experienced operating losses and liquidity problems. If such losses continue or if Metrisa’s liquidity does not improve, the estimate of fair value of the note could significantly and materially change.

At February 28, 2003, principal payments due, based on the Company’s fiscal year, are as follows:

2003	$79,810
2004	106,414
2005	62,075

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) RESTRICTED STOCK INVESTMENT

At February 28, 2003, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% (not including the effect of dilutive securities) of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to “Rule 144” covering the purchase, resale and holding periods of “restricted securities.” Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa’s common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa’s securities and there are less than 350 holders of Metrisa’s outstanding common stock at August 31, 2002.

The Company does not consider the stock to be “trading securities,” as defined under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Due to limited or non-existent trading activity, assessing current market values is difficult. However, at November 30, 2002, management was able to obtain certain market value information to assess the carrying value of its interest in Metrisa. The $374,400 difference between the cost ($379,200) and estimated value ($4,800) has been recognized as a realized loss on the statement of operations.

Metrisa was incorporated in Delaware and is a product development, manufacturing and contract test services company which specializes in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids and gases.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

On July 2, 2001, the Company purchased Regency Technologies, LLC from Regency Steel, LLC and other members. Regency Technologies provides a computer hardware/software competence, and is a system designer and builder of processors, hard drives and network products. In connection with the acquisition, the Company issued 1,250,000 Common Shares out of its Treasury, to the five owners of Regency Technologies, LLC in a private offering. In addition, Regency Technologies acquires and resells used computer hardware, computer parts and other capital equipment principally under term contracts through direct customer contact. This represents an active trading function.

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses and significant working capital deficits. In addition, the Company’s certified public accountants, Hausser + Taylor LLP, have included in their auditors’ report, which covers the Company’s financial statements for the years ended November 30, 2001 and November 30, 2002, a statement that the Company’s recurring losses and significant working capital deficits raised substantial doubt about the Company’s ability to continue as a going concern.

To address the Company’s working capital needs, the Company, In July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and as of August 31, 2002, there was an outstanding borrowing of $3,408,915 on those loans.

Net Operating Losses

The Company has approximately $14,415,000 in net operating losses as of February 28, 2003, which will expire at various dates through the year 2023 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $14,415,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

Three Months ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Revenues amounted to over one million dollars, ($1,037,610) at a Gross Profit rate in excess of 40%. Virtually all of the revenues came from the trading operation. Revenues for the first quarter of fiscal year 2002 reflected the beginning of the growth trend which has taken the Company to its current level of performance.

Operating expenses of $270,885 were in line with revenues.

Net profit for the period was $83,329.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The new Sentex has just completed its first profitable quarter from operations. Our hope is that this will become a trend and is just the beginning of an exciting future with significant growth opportunities ahead.

The business has been redirected to fit a profile that is very familiar to Mr. Kendall, the Company Chairman and President. We previously operated within this space for over twenty years and will do our utmost to achieve comparable results a second time.

We will now begin to have announcements being issued to provide updates on our activities, and we will look forward to achieving some significant growth and excitement as we move ahead with the process.

CHANGES IN ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143. “ Accounting for Asset Retirement Obligations,” which is effective the first quarter of fiscal year 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective the first quarter of fiscal year 2003. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. In April 2002, the FASB issues SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which is effective beginning in the Company’s fiscal year 2003. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143 and 144. The Company does not believe that the adoption of these standards will have a significant impact on its financial position or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOUR” OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Annual Report on Form 10-KSB, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all business, as well as matters that are specific to the Company and the markets it serves.

Specific risks to the Company include an inability of the Company to finance its working capital needs. In light of this and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: April 17, 2003		SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall
Robert S. Kendall, Chief Executive Officer

/s/ Julius L. Hess
Julius L. Hess, Director

/s/ William R. Sprow
William R. Sprow, Chief Financial Officer

CERTIFICATIONS

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/ Robert S. Kendall, Chief Executive Officer
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/ William R. Sprow, Chief Financial Officer
Signature & Title

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 99.1	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed with the Commission during the Registrant’s first quarter.