Form 10QSB
period 2003-05-31
SENTEX SENSING TECHNOLOGY INC
filed 2003-07-14
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending May 31, 2003

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
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of the latest practicable date is 101,764,911

CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXHIBITS AND REPORTS ON FORM 8-K
EX-99.1 Certification
EX-99.2 Certification

CONSOLIDATED BALANCE SHEET

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2002 AND MAY 31, 2003

	November 30,	May 31
	2002	2003
	(Audited)	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$74,633	$18,690

Accounts receivable	214,952	625,106

Inventory	50,792	240,383

Current portion of notes receivable	106,414	106,414

TOTAL CURRENT ASSETS	446,791	990,593

FIXED ASSETS

Computer Equipment	2,165	2,165

OTHER ASSETS

Goodwill	36,042	36,042

Restricted stock investment	4,800	4,800

Note receivable — net of current portion	168,488	115,281

Other Assets	—	25,153

TOTAL ASSETS	$658,286	$1,174,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable:

Bank	$2,500,000	$2,500,000

Related party	3,373,915	3,527,858

Accounts payable ($441,671.00 to related party)	564,338	545,501

Accrued liabilities	191,407	447,835

Consulting Contracts Payable	21,249	21,249

Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	6,663,332	7,054,866

STOCKHOLERS’ EQUITY

Common stock, no par value	2,867,579	2,867,579
Authorized - 200,000,000 shares Issued - 109,460,911 shares Outstanding - 101,764,911 shares

Accumulated deficit	(8,603,157)	(8,478,943)

Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(6,005,046)	(5,880,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,286	$1,174,034

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
ENDED MAY 31, 2002 AND MAY 31, 2003 (UNAUDITED)

	Three Months Ended		Six Months Ended

	May 31,	May 31,	May 31,	May 31,
	2003	2002	2003	2002

REVENUES

Sales	1,027,077	443,747	2,056,918	714,236

Interest and other income	8,138	4,940	15,907	22,036

Total Revenues	1,035,215	448,687	2,072,825	736,272

COST OF GOODS SOLD	634,292	367,856	1,253,743	563,739

GROSS PROFIT	400,923	80,831	819,082	172,533

OPERATING EXPENSES

Administration	296,177	212,116	567,062	398,208

Total expenses	296,177	212,116	567,062	398,208

PROFIT(LOSS) FROM OPERATIONS	104,746	(131,285)	252,020	(225,675)

OTHER EXPENSE

Interest Expense	63,861	50,034	127,806	113,322

PROFIT(LOSS) BEFORE PROVISION FOR INCOME TAX EXPENSE	40,885	(181,319)	124,214	(338,997)

PROVISION FOR INCOME TAX EXPENSE	—	—	—	—

NET PROFIT(LOSS)	$40,885	$(181,319)	$124,214	$(338,997)

NET PROFIT(LOSS) PER SHARE (BASIC AND DILUTED)	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS
ENDED MAY 31, 2002 AND MAY 31, 2003 (UNAUDITED)

	Six Months Ended

	May 31,	May 31,
	2002	2003

OPERATING ACTIVITIES:

Net profit(loss)	$(338,998)	$124,214

Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:

Change in assets and liabilities:

(Increase) decrease in:

Accounts receivable	(148,750)	(410,154)

Inventories	(62,358)	(189,591)

Other assets	53,207	28,054

Increase (Decrease) in:

Accounts payable	(47,121)	(18,837)

Accrued expenses and other current liabilities	(9,907)	256,428

TOTAL ADJUSTMENTS	(214,929)	(334,100)

NET CASH USED BY OPERATING ACTIVITIES	(553,927)	(209,886)

FINANCING ACTIVITIES:

Net proceeds on note payable — related party	681,262	153,943

NET CASH PROVIDED BY FINANCING ACTIVITIES	681,262	153,943

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,335	(55,943)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	—	74,633

CASH AND CASH EQUIVALENTS — END OF PERIOD	$127,335	$18,690

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at May 31, 2003 and the results of operations and cash flows for the six months ended May 31, 2003 and May 31, 2002.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 (Commission File No. 2-13328)

(2)  The results of operations for the six months ended May 31, 2003 and May 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(5)  NOTE RECEIVABLE

Note receivable, in the original amount of $425,655 and having a balance of $221,695 at May 31, 2003, consists of a single promissory note dated July 1, 2000, due from Metrisa. Amounts due under the note bear interest payable and due monthly at the prime rate. The note is payable in forty-eight monthly installments of $8,868 plus interest that began July 1, 2001. The note is secured by certain assets of Metrisa and is subordinated to Metrisa’s senior debt. Metrisa is current on its interest and principal payments to the Company and management of the Company estimates, at May 31, 2003, the carrying value of the note approximates fair value. However, Metrisa has recently experienced operating losses and liquidity problems. If such losses continue or if Metrisa’s liquidity does not improve, the estimate of fair value of the note could significantly and materially change.

At May 31, 2003, principal payments due, based on the Company’s fiscal year, are as follows:

2003	$53,206

2004	106,414

2005	62,075

In a subsequent event on July 7, 2003 Metrisa was sold to a Canadian company. On that same date the balance of the Metrisa note was paid in full. The Company received the funds via wire transfer on July 8, 2003.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)  RESTRICTED STOCK INVESTMENT

At May 31, 2003, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% (not including the effect of dilutive securities) of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to “Rule 144” covering the purchase, resale and holding periods of “restricted securities.” Metrisa is subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, however, Metrisa’s common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa’s securities and there are less than 350 holders of Metrisa’s outstanding common stock at August 31, 2002.

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

In relation to the subsequent event described in Note (5) above, the Company anticipates payment of a yet to be determined price per share for the 160,000 shares of Metrisa stock within the next 30 to 45 days.

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

To address the Company’s working capital needs, the Company, In July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and as of May 31, 2003, there was an outstanding borrowing of $3,527,858 on those loans.

Net Operating Losses

The Company has approximately $14,374,000 in net operating losses as of May 31, 2003, which will expire at various dates through the year 2023 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $14,374,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

Three Months ended May 31, 2003 Compared to Three Months Ended May 31, 2002

For the second successive quarter, revenues were over one million dollars, ($1,035,215) at a Gross Profit rate approximating 40%. Virtually all of the revenues came from the trading operation. Revenues for the first quarter of fiscal year 2002 reflected the beginning of the growth trend which has taken the Company to its current level of performance.

Operating expenses of $296,177 were in line with revenues.

Net profit for the period was $40,885.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Six Months ended May 31, 2003 Compared to Three Months Ended May 31, 2002

Year to Date revenues were in excess of $2,000,000 with profits amounting to $124,000.

The second quarter was a continuation of what began in late 2002 and accelerated in the first quarter of 2003.

We again achieved revenues of seven figures and a profitable bottom line in spite of real sluggishness in the market in general.

Our asset recovery programs are working and creating new client opportunities that will pay dividends in new business and profitability going forward.

We expect our volumes to grow as the economy picks up and expect the full year to be our best ever.

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

Date: July 14, 2003	SENTEX SENSING TECHNOLOGY, INC.

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

Date: July 14, 2003

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

Date: July 14, 2003

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