Form 10QSB
period 2003-08-31
SENTEX SENSING TECHNOLOGY INC
filed 2003-10-15
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending August 31, 2003

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2002 AND AUGUST 31, 2003

	November 30,	August 31,
	2002	2003
	(Audited)	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$74,633	$9,848

Accounts receivable	214,952	522,270

Inventory	50,792	261,500

Current portion of notes receivable	106,414	—

TOTAL CURRENT ASSETS	446,791	793,618

FIXED ASSETS

Computer Equipment	2,165	2,165

OTHER ASSETS

Goodwill	36,042	36,042

Restricted stock investment	4,800	—

Note receivable — net of current portion	168,488	—

Other Assets	—	22,645

TOTAL ASSETS	$658,286	$854,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable:

Bank	$2,500,000	$2,500,000

Related party	3,373,915	3,411,557

Accounts payable ($441,671.00 to related party)	564,338	656,558

Accrued liabilities	191,407	256,191

Consulting Contracts Payable	21,249	21,249

Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	6,663,332	6,857,978

STOCKHOLERS’ EQUITY

Common stock, no par value	2,867,579	2,867,579

Authorized - 200,000,000 shares Issued - 109,460,911 shares Outstanding - 101,764,911 shares

Accumulated deficit	(8,603,157)	(8,601,619)

Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(6,005,046)	(6,003,508)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$658,286	$854,470

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
ENDED AUGUST 31, 2002 AND AUGUST 31, 2003 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,

	2003	2002	2003	2002

REVENUES

Sales	669,433	622,885	2,726,351	1,337,121

Interest and other income	30,667	3,965	46,574	26,001

Total Revenues	700,100	626,850	2,772,925	1,363,122

COST OF GOODS SOLD	489,442	497,303	1,743,185	1,061,042

GROSS PROFIT	210,658	129,547	1,029,740	302,080

OPERATING EXPENSES

Administration	277,020	201,727	844,082	599,936

Total expenses	277,020	201,727	844,082	599,936

PROFIT(LOSS) FROM OPERATIONS	(66,362)	(72,180)	185,658	(297,856)

OTHER EXPENSE

Interest Expense	56,314	60,317	184,120	173,639

PROFIT(LOSS) BEFORE PROVISION FOR INCOME TAX EXPENSE	(122,676)	(132,497)	1,538	(471,495)

PROVISION FOR INCOME TAX EXPENSE	—	—	—	—

NET PROFIT(LOSS)	$(122,676)	$(132,497)	$1,538	$(471,495)

NET PROFIT(LOSS) PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
ENDED AUGUST 31, 2002 AND AUGUST 31, 2003 (UNAUDITED)

	Nine Months Ended
	August 31,	August 31,

	2002	2003

OPERATING ACTIVITIES:

Net profit(loss)	$(471,495)	$1,538

Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:

Change in assets and liabilities:

(Increase) decrease in:

Accounts receivable	(331,709)	(307,318)

Inventories	(18,550)	(210,708)

Other assets	79,810	257,057

Increase (Decrease) in:

Accounts payable	33,832	92,220

Accrued expenses and other current liabilities	(9,908)	64,784

TOTAL ADJUSTMENTS	(246,525)	(103,965)

NET CASH USED BY OPERATING ACTIVITIES	(718,020)	(102,427)

FINANCING ACTIVITIES:

Net proceeds on note payable — related party	856,472	37,642

NET CASH PROVIDED BY FINANCING ACTIVITIES	856,472	37,642

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,452	(64,785)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	—	74,633

CASH AND CASH EQUIVALENTS — END OF PERIOD	$138,452	$9,848

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at August 31, 2003 and the results of operations and cash flows for the nine months ended August 31, 2003 and August 31, 2002.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 (Commission File No. 2-13328)

(2)  The results of operations for the nine months ended August 31, 2003 and August 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

(5)  NOTE RECEIVABLE

On July 7, 2003 Metrisa was sold to a Canadian company, and on that same date the balance of the Metrisa note was paid in full. The Company received the funds via wire transfer on July 8, 2003.

(6)  RESTRICTED STOCK INVESTMENT

At August 31, 2003, the Company has tendered its 160,000 shares of Metrisa, Inc. common stock to the Canadian buyer.

It is estimated that the Company will realize between $ .25 and $ .40 per share for its 160,000 shares of stock. The payment should be received in due course.

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

To address the Company’s working capital needs, the Company, In July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and as of August 31, 2003, there was an outstanding borrowing of $3,411,557 on those loans.

Net Operating Losses

The Company has approximately $14,496,000 in net operating losses as of August 31, 2003, which will expire at various dates through the year 2023 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $14,496,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

Three Months ended August 31, 2003 Compared to Three Months Ended August 31, 2002

Due to a soft summer period, revenues declined during the third quarter to $700,100 but were ahead of last year by $73,250 or 11.7%. Gross Profit was significantly ahead of the prior year by $81,111 with a 9.4% increase in the gross profit returns. The Company anticipates a sharp increase in revenues for the fourth quarter.

Operating expenses of $277,020 were in line with prior quarters.

Due to reduced revenues, a loss was experienced for the quarter.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Nine Months ended August 31, 2003 Compared to Nine Months Ended August 31, 2002

Year to Date revenues were in excess of $2,700,000 at a net profit of $1,538.

The second quarter was a continuation of what began in late 2002 and accelerated in the first quarter of 2003. We are looking at joint venture and acquisition opportunities and hope to have at least one announcement in the fourth quarter.

Our asset recovery programs are working and creating new client opportunities that will pay dividends in new business and profitability going forward.

We expect our volumes to grow as the economy picks up and expect the full year to be one of our best ever.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: October 13, 2003		SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall Robert S. Kendall, Chief Executive Officer

/s/ Julius L. Hess Julius L. Hess, Secretary and Director

/s/ William R. Sprow William R. Sprow, Chief Financial Officer

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1	302 Certification of Chief Executive Officer

	Exhibit 31.2	302 Certification of Chief Financial Officer

	Exhibit 32.1	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed with the Commission during the Registrant’s first quarter.