Form 10KSB
period 2003-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2004-05-06
CIK 729599

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 2-13328
                  For the fiscal year ending November 30, 2003

                        SENTEX SENSING TECHNOLOGY, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                   22-2333899
               ----------                                   ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

            1801 East Ninth Street                             44114
               Cleveland, Ohio                              ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended November 30, 2003 were $3,457,479.

The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on April 26, 2004: $5,088,246.

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of April 26, 2004 is 101,764,911.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)
                                 Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Part IV - Item 13 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K See Page 14

                                 ITEMS OMITTED

None

ITEM 1 BUSINESS

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

As of November 30, 2003, the Company employed approximately 24 full-time employees and used the services of four other persons from CPS. Management believes its relations with the employees are good. The Company does not currently rely on any patented technologies or other trade secrets to operate. It primarily relies on its knowledge of the industry and the computer trading market. The Company believes that while the financial barriers to entry into this market are relatively low, and therefore, potentially faces competition from a variety of sources, that it has a competitive advantage over most of its competition because its management team has significant years of experience in leasing, sourcing and trading computer equipment. There can be no assurance, however, that another company either does not possess or cannot obtain that knowledge and compete effectively against the Company.

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

ITEM 2 PROPERTIES

Regency Technologies occupies approximately 25,000 square feet of warehouse/office space at 30700 Carter Street, Solon, Ohio 44139 while Administrative offices consist of approximately 3,500 square feet, which is shared with CPS at 1801 East Ninth Street, Cleveland, Ohio 44114.

ITEM 3 LEGAL PROCEEDINGS

State of Ohio, Department of Administrative Services v. IQ Solutions, LLC, et al.; Case No. 03-CVH05-6054; Franklin County Common Pleas Court, Ohio.

On May 30, 2002, the State of Ohio, Department of Administrative Services filed a complaint against IQ Solutions, LLC ("IQ Solutions") and CPS Holding Company, Ltd. ("CPS Holdings"), both of which are owned and controlled by Robert S. Kendall, the Chairman and Chief Executive Officer of the Company. The complaint alleges that IQ Solutions failed to act properly as a third party administrator to procure natural gas supplies for various state agencies and failed to pay approximately $5.8 million dollars that were forwarded to IQ Solutions by the various state agencies for payment to the suppliers of the natural gas based on claim for breach of contract, conversion and unjust enrichment. As part of its investigation, the State of Ohio conducted an audit of IQ Solutions and CPS Holdings in which it identified approximately $255,000 had been advanced from the defendants' bank account to the Company. The amount of these loans are recorded on the audited financial statements of the Company, as related party notes payable and effectively are repayable at the discretion of Mr. Kendall.

On December 8, 2003, the State of Ohio amended its complaint to add, among others, Mr. Kendall, Mr. Hess, and 15 business entities, comprising CPS Capital, Ltd. (the controlling shareholder of the Company) the Company, all of the Company's subsidiaries and all other companies with which Mr. Kendall has ever been associated. These entities have been added on the theory that they are the "alter egos" of one another, and the State of Ohio asserts these entities are jointly and severally liable for the entire $5.8 million dollars in damages, plus prejudgment interest, post-judgment interest, punitive damages, its costs and attorney fees. The Company believes that other than with respect to the $255,000 it received from the initial defendants (which is documented as a related party note payable), the Company and its subsidiaries have no liability with respect to the damages that are being sought.

On April 6, 2004, the Court granted the plaintiff's and defendants' joint motion to stay the litigation pending the outcome of a declaratory action filed by one of the insurers of these defendants relating to the insurer's indemnity obligations. No assurance, however, can be given with respect to the timing or ultimate resolution of this matter.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Shares trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter was

2003                                          HIGH                     LOW
----                                          ----                     ---
1st Quarter                                    .02                     .00
2nd Quarter                                    .03                     .01
3rd Quarter                                    .04                     .02
4th Quarter                                    .02                     .01

2002

1st Quarter                                    .05                     .02
2nd Quarter                                    .04                     .02
3rd Quarter                                    .03                     .01
4th Quarter                                    .03                     .00

The bid quotations represent interdealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On April 26, 2004 there were 109,308,746 Common Shares issued, 109,460,911 Common Shares outstanding and approximately 1,250 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.

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

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company's certified public accountants, Hausser + Taylor LLC, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 2002 and November 30, 2003, a statement that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. For fiscal 2003, the Company sustained losses of approximately $531,000. These losses have had a substantial adverse effect on the working capital of the Company.

To address the Company's working capital needs, the Company, in July 1998 established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS Capital has provided the Company with temporary working capital loans and, as of November 30, 2003, there was an outstanding borrowing of $3,453,000 on those loans.

Net Tax Operating Loss Carryforwards

As of November 30, 2003, the Company has approximately $15,000,000 in net tax operating loss carryforwards which will expire at various dates through the year 2023 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $15,000,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS FROM OPERATIONS

Fiscal 2003 as Compared to Fiscal 2002

Regency Technologies is an asset manager and computer dealer and is fully integrated with complete demanufacturing and some recycling capability. We have installed a new Database Management System to allow us to become a parts supplier as well for the global market. Our marketing is truly global. Additionally, we expect to exploit new niche opportunities in 2004.

Revenues experienced a substantial increase from approximately $1,982,000 in fiscal 2002 to almost $3,457,000 in fiscal 2003, an increase of 74%. Gross margins on sales improved from 19.8% in 2002 to 29.2% in 2003 due primarily to the increased volume. However, our volume was still not high enough to be profitable for the full year.

Operating expenses (SG&A) increased from about $993,000 in fiscal 2002 to $1,319,000 in fiscal 2003. As a result of the non-recurring startup expenses of the trading function in fiscal 2002 being eliminated, operating expenses as a per cent of sales fell from 50.9% in fiscal 2002 to 38.4% in fiscal 2003.

Interest expense at $240,000 maintained essentially the same level in 2003 as was experienced in 2002.

CURRENT OUTLOOK

Revenues grew significantly from 2002 to 2003 and are expected to do so again in 2004.

The Company is actively pursuing various capital sources in an effort to recapitalize and restructure the Company so that it may move forward with its new business model which includes leasing and other financial services. Although there can be no assurances, the Company believes that it will have its funding requirements fulfilled in the very near future.

Over the past several months we have been discussing the possibility of acquiring the business of a company that provides leasing and other financial and technical services. If this acquisition were successful, it would provide us with a platform company to build on. There can be no assurance that any such acquisition will be successful.

Upon completion of either or both of these initiatives we will plan to have a press release (for each) describing the particulars of each and the impact on the Company.

         New Accounting Standards - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based, Compensation - Transition and Disclosure," that, among other provisions, amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting." The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was originally to be effective for financial instruments entered into or modified after May 31, 2003, and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, FASB issued FASB Staff Position 150-3 which delays or defers indefinitely the effective date of certain provisions of SFAS No. 150.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

         The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

A summary of the Company's significant accounting policies is included in the
Note 2 to the financial statements that are included herein.

ITEM 7 FINANCIAL STATEMENTS

See Index to Financial Statements appearing on page F-2

ITEM 8 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8a.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing of this annual report, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
       COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name                      Age       Position
----                      ---       --------
Robert S. Kendall          65       Chairman, President and Treasurer
James S. O'Leary           66       Director
Julius L. Hess             42       Vice President, Secretary and Director
Ronald M. Lipson           69       Director
William R. Sprow           65       Controller

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

There were two meetings of the Company's Board of Directors during the fiscal year ended November 30, 2003.

The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.

ITEM 10 EXECUTIVE COMPENSATION

The following information is set forth with respect to the Company's Chief Executive Officer. No other executive officer whose total compensation exceeded $100,000 for the fiscal year ended November 30, 2003.


                                       ANNUAL COMPENSATION
                                       -------------------                     OTHER ANNUAL
                                      YEAR          SALARIES        BONUS      COMPENSATION
                                      ----          --------        -----      ------------
Robert S. Kendall                     2003            -0-            -0-            -0-
  (Chief Executive Officer)           2002            -0-            -0-            -0-
                                      2001            -0-            -0-            -0-

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

No long-term compensation was paid during the fiscal years ended November 30, 2003, 2002, or 2001 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

Stock Options:

The Company adopted the Plan at a special meeting of its shareholders held on November 14, 1996. Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 2003, there were no Company stock options held by the directors or executive officers of the Company.

Compensation Pursuant to Plans:

The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 2003, 2002, or 2001.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                Number of securities
                                                                                              remaining available for
                                                                                               future issuance under
                                          Number of securities to       Weighted average        equity compensation
                                          be issued upon exercise      exercise price of          plans (excluding
                                          of outstanding options,     outstanding options,    securities reflected in
                                            warrants and rights       warrants and rights           column (a))
             Plan category                          (a)                       (b)                      (c)
Equity compensation plans approved by                         0                       0                    7.000.000
security holders

Equity compensation plans not approved                       NA                      NA                           NA
by security holders

Total                                                         0                       0                    7,000,000

The following table sets forth certain information regarding the beneficial ownership of the Common Shares as of February 2, 2004 by: (a) the Company's Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; and (c) the Company's executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.

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

In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998 and in December 1998, the parties agreed to reduce the fee to $300,000 for fiscal 1999 and subsequent years. CPS and the Company have agreed that the balance due as of November 30, 2000, which totals $442,000. The Company and CPS are considering reinstituting management fees for Fiscal Year 2004.

Working Capital Assistance:

During fiscal 1997 through fiscal 2001, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through November 2002, CPS provided the Company a series of temporary capital loans at a prime interest rate plus 100 basis points. The outstanding balance of such loans total $3,453,125, including accrued interest, as of November 30, 2003. From time to time, Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the Bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company unless the notes are converted into Common Shares at some future date. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

ITEM 13 EXHIBIT LISTS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER                                EXHIBIT DESCRIPTION
-------                               -------------------
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

  3.6                 Certificate of Incorporation of Sentex Systems, Inc. (5)

  4.1                 Specimen Certificate of Common Shares (3)

 10.2                 Consulting Agreement with Ms. Joanne Bianco, dated March 1,
                      1996 (2)

 10.3                 Sentex 1996 Long-Term Incentive Stock Option Plan (1)

 21.1                 List of Subsidiaries (6)

 27.1*                Financial Data Schedule

 31.1                 302 Certification of Chief Executive Officer
 31.2                 302 Certification of Chief Financial Officer

 32.1                 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                      Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

 32.2                 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                      Pursuant To Section 906 Of The Sarbanes-Oxley Act of 200

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

(B) REPORTS ON FORM 8-K

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate audit fees billed for professional services rendered by Hausser & Taylor LLC for auditing the registrant's annual financial statements included in the Registrant's 10-KSB and review of its internal financial statements included in the registrant's 10-QSB's were $40,734 in 2003 and $52,168 in 2002.

Hausser & Taylor LLC did not charge the Company any audit-related, tax or other fees for these years.

Hausser & Taylor LLC (the "Firm") has a continuing relationship with American Express Tax and Business Services, Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its shareholders provide non-audit services. As a result of this arrangement, the Firm has no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 2004                         SENTEX SENSING TECHNOLOGY, INC.

                                              By: /s/ Robert S. Kendall
                                                  ------------------------------
                                                  Robert S. Kendall,
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert S. Kendall
----------------------
Robert S. Kendall                Chairman, President and Treasurer          April 26, 2004

/s/ Julius L. Hess
----------------------
Julius L. Hess                   Vice President, Secretary and Director     April 26, 2004

/s/ Ronald M. Lipson
----------------------
Ronald M. Lipson                 Director                                   April 26, 2004

/s/ James S. O'Leary
----------------------
James S. O'Leary                 Director                                   April 26, 2004

/s/ William R. Sprow
----------------------
William R. Sprow                 Chief Financial Officer                    April 26, 2004

/s/ William R. Sprow
----------------------
William R. Sprow                 Controller                                 April 26, 2004

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

                                    CONTENTS



--------------------------------------------------------------------------------

                                                                     Page
                                                                     ----

AUDITORS' REPORT ON THE FINANCIAL STATEMENTS                          F-3

FINANCIAL STATEMENTS
    Consolidated balance sheet                                        F-4
    Consolidated statements of operations                             F-5
    Consolidated statements of stockholders' equity (deficit)         F-6
    Consolidated statements of cash flows                             F-7
    Notes to consolidated financial statements                     F-8 - F-17

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio


         We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. At November 30, 2003, current liabilities exceed current assets by $6,579,030. Additionally, at November 30, 2003, the Company's stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market which might limit the Company's ability to raise equity capital. These and other matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                                                            Hausser + Taylor LLC

Cleveland, Ohio
April 26, 2004

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                November 30, 2003
--------------------------------------------------------------------------------

           ASSETS
           ------

CURRENT ASSETS
   Cash                                                                            $   45,330
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $35,000                                                     225,481
   Inventory                                                                          343,672
                                                                                  -----------
           Total current assets                                                                            $   614,483

EQUIPMENT
   Computer equipment                                                                   4,009
   Less accumulated depreciation                                                        2,927                    1,082
                                                                                  -----------

OTHER ASSETS
   Restricted stock investment                                                          4,800
   Goodwill                                                                            36,042
   Deposits                                                                               990                   41,832
                                                                                  -----------              -----------

                                                                                                           $   657,397
                                                                                                           ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

CURRENT LIABILITIES
   Notes payable:
     Bank                                                        $2,500,000
     Related party                                                3,453,125        $5,953,125
                                                                 ----------
   Trade and other accounts payable ($612,066 to
     related parties)                                                               1,006,180
   Accrued liabilities                                                                200,536
   Consulting contracts payable                                                        21,249
   Convertible subordinated notes payable                                              12,423
                                                                                  -----------
           Total current liabilities                                                                       $ 7,193,513

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value
     Authorized - 200,000,000 shares
     Issued - 109,460,911 shares
     Outstanding - 101,764,911 shares                                               2,867,579
   Retained earnings (deficit)                                                     (9,134,227)
   Treasury shares at cost, 7,696,000 shares                                         (269,468)
                                                                                  -----------
           Total stockholders' equity (deficit)                                                             (6,536,116)
                                                                                                           -----------

                                                                                                           $   657,397
                                                                                                           ===========

    The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended November 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                        2003                2002
                                                        ----                ----
REVENUES
  Sales                                            $   3,432,553       $   1,950,575
  Interest and other income                               24,926              31,380
                                                   -------------       -------------
           Total revenues                              3,457,479           1,981,955

COST AND EXPENSES
  Cost of sales                                        2,428,754           1,564,890
  Selling, general and administrative                  1,319,304             992,664
                                                   -------------       -------------
           Total costs and expenses                    3,748,058           2,557,554
                                                   -------------       -------------

LOSS FROM OPERATIONS                                    (290,579)           (575,599)

OTHER EXPENSE
  Interest                                               240,491             236,237
  Loss on restricted stock investment                        -               155,200
                                                   -------------       -------------
                                                         240,491             391,437
                                                   -------------       -------------

NET LOSS                                           $    (531,070)      $    (967,036)
                                                   =============       =============


NET LOSS PER SHARE (BASIC AND DILUTED)             $       (0.01)      $       (0.01)
                                                   =============       =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        101,764,911         101,764,911
                                                   =============       =============


    The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Years Ended November 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                                                                                     Total
                                       Common Stock              Retained              Treasury Stock            Stockholders'
                                ---------------------------      Earnings        ---------------------------        Equity
                                   Shares          Amount        (Deficit)         Shares          Amount          (Deficit)
                                -----------     -----------     -----------      -----------     -----------      -----------

Balance - December 1, 2001      109,460,911     $ 2,867,579     $(7,636,121)       7,696,000     $  (269,468)     $(5,038,010)

Comprehensive loss
  Net loss                                -               -        (967,036)               -               -         (967,036)
                                -----------     -----------     -----------      -----------     -----------      -----------

Balance - November 30, 2002     109,460,911       2,867,579      (8,603,157)       7,696,000        (269,468)      (6,005,046)

Comprehensive loss
  Net loss                                -               -        (531,070)               -               -         (531,070)
                                -----------     -----------     -----------      -----------     -----------      -----------

Balance - November 30, 2003     109,460,911     $ 2,867,579     $(9,134,227)       7,696,000     $  (269,468)     $(6,536,116)
                                ===========     ===========     ===========      ===========     ===========      ===========


    The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended November 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                                 2003           2002
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(531,070)     $(967,036)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                             1,083          1,443
        Loss on restricted stock investment                           -        155,200
        Noncash interest expense                                141,180        138,125
        Changes in assets and liabilities:
           Accounts receivable                                  (10,529)      (178,223)
           Inventory                                           (292,880)       (50,792)
           Other assets                                            (990)             -
           Accounts payable                                     271,447         54,374
           Accrued liabilities                                    9,129         29,557
                                                              ---------      ---------
             Total adjustments                                  118,440        149,684
                                                              ---------      ---------
               Net cash used by operating activities           (412,630)      (817,352)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds on note receivable                                  274,902        106,414

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on notes and accounts payable - related party       308,425        796,271
   Payments on note payable - related party                    (200,000)             -
   Payments on consulting contracts                                   -        (10,700)
                                                              ---------      ---------
               Net cash provided by financing activities        108,425        785,571
                                                              ---------      ---------

NET (DECREASE) INCREASE IN CASH                                 (29,303)        74,633

CASH - BEGINNING OF YEAR                                         74,633              -
                                                              ---------      ---------

CASH - END OF YEAR                                            $  45,330      $  74,633
                                                              =========      =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                $ 101,444      $ 101,127

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

         On July 2, 2001, the Company acquired Regency Technologies, Ltd. from Regency Steel, LLC. In connection with the acquisition, the Company issued 1,250,000 common shares held in treasury in exchange for 100% of Regency Technologies, Ltd. The Company's only significant operations in the years ended November 30, 2003 and 2002 consisted of Regency Technologies, Ltd.'s operations. The Company specializes in the buying, selling, and trading of information technology equipment (primarily computer equipment). The primary focus of the Company's business revolves around acquiring unneeded, older computer equipment and reselling that equipment to certain consumers on a global basis. The Company's business is confined to one industry segment and two geographical reporting segments. The Company's assets are all located within the United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. At November 30, 2003, current liabilities exceed current assets by $6,579,030. Additionally, at November 30, 2003, the Company has limited operations and its stock is no longer listed on the NASDAQ Small Cap Market tier of the NASDAQ stock market which might limit the Company's ability to raise equity capital. These and other matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's ability to continue in existence is primarily dependent upon its planned ability to arrange adequate financing and to attain profitable operating activities to sustain required cash flows.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         B.       Receivable and Credit Policies (Continued)

                  The Company has provided $35,000 for possible doubtful accounts receivable at November 30, 2003. The allowance for doubtful accounts amounted to $5,000 at November 30, 2002.

         C. Inventory - Inventory consists of used computer equipment held for resale and a variety of electronic component parts. Inventories are valued at the lower of cost (first-in, first-out) or market.

         D. Equipment - Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income or loss for the period. The cost of maintenance and repairs is included in the consolidated statements of operations as incurred; significant renewals and betterments are capitalized.

         E. Revenue Recognition - The Company records revenue as customers are billed for consulting services or delivery of hardware products.

         F. Concentration of Credit and Risk Factors - Financial instruments which potentially subject the Company to concentrations of credit risk include cash and equivalents and accounts and notes receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Also see Notes 2.B., 2.I., 4, and 14.

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

         I. Fair Value of Certain Financial Instruments - The fair values of cash, accounts receivable, accounts payable, and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         J. Loss Per Share - Loss per share is calculated using the weighted average number of shares outstanding. Potentially dilutive securities are insignificant.

         K. New Accounting Standards - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," that, among other provisions, amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting." The statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The statement is effective for fiscal years beginning after December 15, 2002.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was originally to be effective for financial instruments entered into or modified after May 31, 2003, and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, FASB issued FASB Staff Position 150-3 which delays or defers indefinitely the effective date of certain provisions of SFAS No. 150.

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

                  The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

         L. Certain amounts in the financial statements for the year ended November 30, 2002 have been reclassified to conform with current year presentation.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 3.  ACQUISITION OF REGENCY TECHNOLOGIES, LTD.

         In July 2001, the stockholders of Sentex Sensing Technology, Inc. and the members of Regency Technologies, Ltd. (an Ohio limited liability company) approved a merger whereby Regency Technologies, Ltd. became a wholly-owned subsidiary of Sentex Sensing Technology, Inc., through the issuance of 1,250,000 shares of Sentex common stock in exchange for 100% of the member interest in Regency Technologies, Ltd.

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

         The Company accounts for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill is no longer amortized over its useful life; rather, it is subject to a periodic impairment test based upon its fair value. During the year ending November 30, 2003, the Company determined that there was no impairment in that goodwill.

NOTE 4.  NOTE RECEIVABLE

         Note receivable, in the original amount of $425,655 and having a balance of $-0- at November 30, 2003 and $274,902 at November 30, 2002, consisted of a single promissory note dated July 1, 2000, due from Metrisa, Inc. ("Metrisa") (see Note 5). Amounts due under the note bear interest payable monthly at the prime rate. The note was payable in forty-eight monthly installments of $8,868 beginning July 1, 2001. The note has been fully paid as of November 30, 2003.

NOTE 5.  RESTRICTED STOCK INVESTMENT

         At November 30, 2003, the Company owns 160,000 shares of Metrisa, Inc. common stock which represents approximately 11% (not including the effect of dilutive securities) of the outstanding common stock of Metrisa. The unregistered stock was received in a private transaction as partial consideration for the sale of the net assets and operations of Monitek. The stock is subject to "Rule 144" covering the purchase, resale, and holding periods of "restricted securities." Metrisa is no longer subject to Section 15(d) reporting requirements of the Securities Exchange Act of 1934, and its common stock is not quoted on a securities exchange registered with the SEC or in the over-the-counter market. There currently does not exist an active trading market for Metrisa's securities and there are believed to be less than 350 holders of Metrisa's outstanding common stock.

         The Company does not consider the stock to be "trading securities," as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to limited or non-existent trading activity, assessing current value is difficult. Management determined that its investment in Metrisa has experienced an "other than temporary decline in value" and recorded an impairment loss of $155,200 for the year ended November 30, 2002.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 5.  RESTRICTED STOCK INVESTMENT (CONTINUED)

         During the Company's fourth quarter ending November 30, 2003, substantially all of the business and assets of Metrisa, Inc. were sold to Galvanic Applied Sciences, Inc. (a Canadian corporation). The purchase price was approximately $2,500,000, of which approximately $251,000 has been held in escrow for a period of eighteen months pending the satisfaction of other financial obligations. It is anticipated that approximately $.25 to $.40 per share will be available to the current stockholders of Metrisa as a liquidating distribution.

         Metrisa was incorporated in Delaware and was a product development, manufacturing, and contract test services company which specialized in manufacturing instruments and providing contract test services for measuring the properties of a wide variety of materials, liquids, and gases.

NOTE 6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following at November 30, 2003:


                  Pension                                      $ 100,000
                  Customer deposits                               34,584
                  Other                                           65,952
                                                               ---------

                                                               $ 200,536
                                                               =========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  NOTES PAYABLE - BANK AND OTHER BORROWING ARRANGEMENTS

         The Company has available a $2,500,000 demand line of credit secured by the Company's assets and the assets and guarantee of the Company's Chairman of the Board. Interest is charged at LIBOR plus 200 basis points (3.24% as of November 30, 2003) and is payable monthly. Amounts outstanding under the line amounted to $2,500,000 at November 30, 2003.

         During the years ended November 30, 2003 and 2002, the Company's principal stockholder (CPS Capital, Ltd.) and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 2003, the Company had notes payable of $3,453,125 including accrued interest of approximately $766,000 (bearing interest at 1% over the prime rate) to its principal stockholder in connection with such unsecured loans.

         Interest expense for the years ended November 30, 2003 and 2002 amounted to $240,491 and $236,237, respectively. Interest expense includes $141,180 and $138,125 for the years ended November 30, 2003 and 2002, respectively, of interest that has been added to the principal balance of the notes described in the preceding paragraph.

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

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         The Company leases office and warehouse space under a non-cancelable operating lease which expires February 29, 2008. The following is a schedule, by year, of future minimum lease payments as of November 30, 2003:

                        2004                                   $ 67,284
                        2005                                     76,896
                        2006                                     79,863
                        2007                                     88,764
                        2008                                     22,191
                                                               --------

                                                               $334,998
                                                               ========

         Rent expense for the year ended November 30, 2003 was $77,408.

NOTE 10. STOCK INCENTIVE PLAN

         The Company has a long-term incentive plan ("Incentive Plan") to provide current and future directors, officers and employees incentives to stimulate their active interest in the development and financial success of the Company. The Incentive Plan provides for the granting of "incentive stock options," under Section 422 of the Internal Revenue Code of 1986, as amended, or other stock options, stock appreciation rights, restricted, or nonrestricted stock awards to purchase not more than 7,000,000 shares (which shares have been reserved by the Company) of common stock as determined by the Company's Incentive Plan Committee (the "Committee"). The option prices per share of common stock, which are the subject of incentive stock options and other stock options under the Incentive Plan, shall not be less than 100% of the fair market value of the Company's shares of common stock on the date such option is granted. The Committee shall determine when each option is to expire but no option shall be exercisable for a period of more than 10 years from the date upon which the option is granted. Generally, options granted under the Incentive Plan vest or terminate upon the employee leaving the Company and are subject to automatic acceleration of any vesting requirements given certain changes in control of the Company. No options were outstanding to purchase the Company's stock during the years ended November 30, 2003 and 2002.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 10. STOCK INCENTIVE PLAN (CONTINUED)

         Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners:
         (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 2003, the Company has not granted any appreciation rights under the Incentive Plan.

NOTE 11. PROFIT-SHARING PLAN

         The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 2003 and 2002.

NOTE 12. INCOME TAXES

         As referred to in Note 1, the Company utilizes SFAS 109, "Accounting for Income Taxes." A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

                                                                   2003              2002
                                                                   ----              ----
               Expected federal income tax benefit at
                 the statutory rate                               (34.0)%           (34.0)%

               Increase in taxes resulting from:
                 Effect of operating loss for which no tax
                   carrybacks are available                        34.0              34.0
                                                                 ------            ------

                                                                      - %               - %
                                                                 ======            ======




         The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

                                                           2003                2002
                                                           ----                ----
               Deferred tax assets:
                 Net operating loss carryforward        $2,969,600          $2,821,000
                 Other                                      42,500              52,800
                                                        ----------          ----------
                   Total gross deferred tax assets       3,012,100           2,873,800
                 Less valuation allowance                3,012,100           2,873,800
                                                        ----------          ----------

                   Net deferred tax assets              $       -           $       -
                                                        ==========          ==========

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 12. INCOME TAXES (CONTINUED)

         The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

         The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 2003 and 2002, the Company recorded increases of $138,300 and $328,900, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

         At November 30, 2003, the Company had approximately $15,000,000 of net operating loss carryforwards available to offset future federal taxable income. The federal non-limited net operating loss carryforwards expire at various dates from 2011 through 2023. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that may be subject to limitations as a result of these provisions.

NOTE 13. RELATED PARTY TRANSACTIONS

         The Company has a management agreement with an affiliate and significant stockholder, CPS Capital, Ltd., to perform management and executive services. Based on limited operations, the Company and CPS agreed to reduce the management fee until the Company expands its operations. As of November 30, 2003, the balance due for unpaid management fees was $441,671.

         Two of the Company's officers have made temporary cash advances to the Company in the amount of $170,395 which is included in trade and other accounts payable.

         The Company also leases its office and warehouse space from a real estate partnership that is related through common ownership of one of the Company's officers and significant stockholders.

NOTE 14. SIGNIFICANT REVENUES

         For the year ended November 30, 2003, six customers accounted for approximately 44% of net sales revenue. For the year ended November 30, 2002, two customers accounted for approximately 62% of net sales revenue. A significant portion of trade accounts receivable was attributable to such customers.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 15. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's business is confined to one industry segment as described in Note 1 and two geographical reporting segments. Sales for the years ended November 30, 2003 and 2002 and identifiable assets classified by the major geographic areas in which the Company operated are as follows:

                                                            Year Ended November 30,
                                                         ------------------------------

                                                            2003                2002
                                                            ----                ----
               Sales to unaffiliated customers:
                 United States
                   Domestic                              $2,536,904          $1,950,575
                   Export sales                             895,649                   -
                                                         ----------          ----------

               Net sales                                 $3,432,553          $1,950,575
                                                         ==========          ==========

               Identifiable assets:
                 United States                           $  657,397          $  658,286
                                                         ==========          ==========



         The Company does not track, or report, operating income by geographical location due to the bulk acquisition and nature of its inventory (see Notes 1 and 2.C.).

NOTE 16. LEGAL CONTINGENCIES

         On May 30, 2002, the State of Ohio, Department of Administrative Services filed a complaint against IQ Solutions, LLC ("IQ Solutions") and CPS Holding Company, Ltd. ("CPS Holdings"), both of which are owned and controlled by Robert S. Kendall, the Chairman and Chief Executive Officer of the Company. The complaint alleges that IQ Solutions failed to act properly as a third party administrator to procure natural gas supplies for various state agencies and failed to pay approximately $5.8 million that was forwarded to IQ Solutions by the various state agencies for payment to the suppliers of the natural gas based on claim for breach of contract, conversion, and unjust enrichment. As part of its investigation, the State of Ohio conducted an audit of IQ Solutions and CPS Holdings in which it identified approximately $255,000 had been advanced from the defendants' bank account to the Company. The amount of these loans is recorded on the audited financial statements of the Company as related party notes payable and, effectively, is repayable at the discretion of Mr. Kendall.

         On December 8, 2003, the State of Ohio amended its complaint to add, among others, Mr. Kendall, Mr. Hess, and 15 business entities, comprising CPS Capital, Ltd. (the controlling shareholder of the Company), the Company, all of the Company's subsidiaries, and all other companies with which Mr. Kendall has ever been associated. These entities have been added on the theory that they are the "alter egos" of one another, and the State of Ohio asserts these entities are jointly and severally liable for the entire $5.8 million in damages, plus prejudgment interest, post-judgment interest, punitive damages, its costs, and attorney fees. The Company believes that, other than with respect to the $255,000 it received from the initial defendants, the Company and its subsidiaries have no liability with respect to the damages that are being sought.

         On April 6, 2004, the Court granted the plaintiff's and defendants' joint motion to stay the litigation pending the outcome of a declaratory action filed by one of the insurers of these defendants relating to the insurer's indemnity obligations. No assurance, however, can be given with respect to the timing or ultimate resolution of this matter.