Form 10QSB
period 2004-02-29
SENTEX SENSING TECHNOLOGY INC
filed 2004-06-02
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending February 29, 2004

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
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURE
Exhibit 31.1 302 Cert of Chief Executive Officer
Exhibit 31.2 302 Cert of Chief Financial Officer
Exhibit 32.1 906 Certification of CEO
Exhibit 32.2 906 Certification of CFO

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2003 AND FEBRUARY 29, 2004

	November 30,	February
	2003	2004
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$45,330	$5,238
Accounts receivable - trade, net of allowance for doubtful accounts of $35,000	225,481	136,769
Inventory	343,672	81,351

TOTAL CURRENT ASSETS	614,483	223,358
FIXED ASSETS
Computer Equipment	4,009	4,009
Less accumulated depreciation	2,927	2,927

	1,082	1,082
OTHER ASSETS
Restricted stock investment	4,800	4,800
Goodwill	36,042	36,042
Deposits	990	990

	41,832	41,832

TOTAL ASSETS	$657,397	$266,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable:
Bank	$2,500,000	$2,500,000
Related party	3,453,125	3,546,017
Accounts payable ($612,066 & $636,891 to related parties)	1,006,180	872,416
Accrued liabilities	200,536	271,905
Consulting Contracts Payable	21,249	21,249
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	7,193,513	7,224,010
STOCKHOLERS’ EQUITY
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 109,460,911 shares
Outstanding - 101,764,911 shares	2,867,579	2,867,579
Accumulated deficit	(9,134,227)	(9,555,849)
Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(6,536,116)	(6,957,738)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,397	$266,272

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2003 AND FEBRUARY 29, 2004 (UNAUDITED)

	Three Months Ended
	Feb 28,	Feb 29,
	2003	2004
REVENUES
Sales	1,029,841	591,095
Interest and other income	7,769	12,267

Total Revenues	1,037,610	603,362
COST OF GOODS SOLD	619,451	601,034

GROSS PROFIT	418,159	2,328
OPERATING EXPENSES
Administration	270,885	369,507

Total expenses	270,885	369,507

PROFIT(LOSS) FROM OPERATIONS	147,274	(367,179)
OTHER EXPENSE
Interest Expense	63,945	54,443

PROFIT(LOSS) BEFORE PROVISION FOR INCOME TAX EXPENSE	83,329	(421,622)
PROVISION FOR INCOME TAX EXPENSE	—	—

NET PROFIT(LOSS)	83,329	(421,622)
NET PROFIT(LOSS) PER SHARE (BASIC AND DILUTED)	$0.00	$(0.00)
WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2003 AND FEBRUARY 29, 2004 (UNAUDITED)

	Three Months Ended
	Feb 28,	Feb 29,
	2003	2004
OPERATING ACTIVITIES:
Net loss	$83,329	$(421,622)
Adjustment to reconcile net loss to net cash used by operating activities:
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(165,143)	88,712
Inventories	(87,833)	262,321
Other assets	26,603	—
Accounts payable	110,818	(133,764)
Accrued liabilities	(14,024)	71,369

Total Adjustments	(129,579)	288,638

Net cash used by operating activities	(46,250)	(132,984)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceds on notes and accounts payable - related party	35,000	107,392
Payments on note payable - related party	—	(14,500)

Net cash provided by financing activities	35,000	92,892

NET INCREASE (DECREASE) IN CASH	(11,250)	(40,092)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	74,633	45,330

CASH AND CASH EQUIVALENTS - END OF PERIOD	$63,383	$5,238

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at February 29, 2004 and the results of operations and cash flows for the three months ended February 29,2004 and February 28, 2003.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003 (Commission File No. 2-13328)

(2) The results of operations for the three months ended February 29, 2004 and February 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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

(5) RESTRICTED STOCK INVESTMENT

During the Company’s third quarter ending August 31, 2003, substantially all of the business and assets of Metrisa, Inc. were sold to Galvanic Applied Sciences, Inc. (a Canadian corporation). The purchase price was approximately $2,500,000 of which approximately $251,000 has been held in escrow for a period of eighteen months pending the satisfaction of other financial obligations. It is anticipated that approximately $ .25 to $ .40 per chare will be available to the current stockholders of Metrisa as a liquidating distribution.

(6) LEGAL PROCEEDINGS

State of Ohio, Department of Administrative Services v. IQ Solutions, LLC, et al.; Case No. 03-CVH05-6054; Franklin County Common Pleas Court, Ohio.

On May 30, 2002, the State of Ohio, Department of Administrative Services filed a complaint against IQ Solutions, LLC (“IQ Solutions”) and CPS Holding Company, Ltd. (“CPS Holdings”), both of which are owned and controlled by Robert S. Kendall, the Chairman and Chief Executive Officer of the Company. The complaint alleges that IQ Solutions failed to act properly as a third party administrator to procure natural gas supplies for various state agencies and failed to pay approximately $5.8 million dollars that were forwarded to IQ Solutions by the various state agencies for payment to the suppliers of the natural gas based on claim for breach of contract, conversion and unjust enrichment. As part of its investigation, the State of Ohio conducted an audit of IQ Solutions and CPS Holdings in which it identified approximately $255,000 had been advanced from the defendants’ bank account to the Company. The amount of these loans are recorded on the audited financial statements of the Company as related party notes payable, and effectively are repayable at the discretion of Mr. Kendall.

On December 8, 2003, the State of Ohio ammended its complaint to add, among others, Mr. Kendall, Mr. Hess, and 15 business entities, comprising CPS Capital, Ltd. (the controlling shareholder of the Company) the Company, all of the Company’s subsidiaries and all other companies with which Mr. Kendall has ever been associated. These entities have been added on the theory that they are the “alter egos” of one another, and the State of Ohio asserts these entities are jointly and severally liable for the entire $5.8 million dollars in damages, plus prejudgment interest, post-judgment interest, punitive damages, its costs and attorney fees. The Company believes that other than with respect to the $255,000 it received from the initial defendants (which is documented as a related party note payable), the Company and its subsidiaries have no liability with respect to the damages that are being sought.

On April 6, 2004, the Court granted the plaintiff’s and defendants’ joint motion to stay the litigation pending the outcome of a declaratory action filed by one of the insurers of these defendants relating to the insurer’s indemnity obligations. No assurance, however, can be given with respect to the timing or ultimate resolution of this matter.

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

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses and significant working capital deficits. In addition, the Company’s certified public accountants, Hausser + Taylor LLC, have included in their auditors’ report, which covers the Company’s financial statements for the years ended November 30, 2002 and November 30, 2003, a statement that the Company’s recurring losses and significant working capital deficits raised substantial doubt about the Company’s ability to continue as a going concern.

To address the Company’s working capital needs, the Company, In July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and as of February 29, 2004, there was an outstanding borrowing of $3,546,017 on those loans.

Net Operating Losses

The Company has approximately $15,400,000 in net tax operating loss carryforwards as of February 29, 2004, which will expire at various dates through the year 2023 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $15,400,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

Three Months ended February 29, 2004 Compared to Three Months Ended February 28, 2003.

The results of the first quarter 2004 reflect the effect of delays in equipment programs which will come on stream in subsequent quarters and thereby grow our revenue and margins substantially. The majority of this pick up will not be felt until nearly the third quarter of this year.

Insofar as our acquisition and capital raising programs are concerned, these are continuing on as planned. Our hope is that we will soon conclude a transaction and have a press release.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

CHANGES IN ACCOUNTING STANDARDS

New Accounting Standards – In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based, Compensation - Transition and Disclosure,” that, among other provisions, amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure New Accounting Standards – In December 2002, the Financial Accounting Standards Board (“FASB provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was originally to be effective for financial instruments entered into or modified after May 31, 2003, and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, FASB issued FASB Staff Position 150-3 which delays or defers indefinitely the effective date of certain provisions of SFAS No. 150.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

The adoption of the new standards did not, or is not expected to, materially affect the Company’s financial position and results of operations.

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

Date: May 28, 2004		SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall

Robert S. Kendall, Chief Executive Officer

/s/ Julius L. Hess

Julius L. Hess, Secretary and Director

/s/ William R. Sprow

William R. Sprow, Chief Financial Officer

/s/ William R. Sprow

William R. Sprow, Controller

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