Form 10QSB
period 2004-05-31
SENTEX SENSING TECHNOLOGY INC
filed 2004-07-12
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending May 31, 2004

SENTEX SENSING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2333899

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 East Ninth Street Cleveland, Ohio	44114

(Address of principal executive offices)	(Zip Code)

(216) 687-0289

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
SIGNATURE
Exhibit 31.1 302 Cert of CEO
Exhibit 31.2 302 Cert of CFO
Exhibit 32.1 906 Cert
Exhibit 32.2 906 Cert

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2003 AND MAY 31, 2004

	November 30,	May 31,
	2003	2004
	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$45,330	$6,064
Accounts receivable — trade, net of allowance for
doubtful accounts of $35,000	225,481	89,112
Inventory	343,672	45,085

TOTAL CURRENT ASSETS	614,483	140,261

FIXED ASSETS
Computer equipment	4,009	4,009
Less accumulated depreciation	2,927	3,197

	1,082	812

OTHER ASSETS
Restricted stock investment	4,800	4,800
Goodwill	36,042	36,042
Deposits	990	990

	41,832	41,832

TOTAL ASSETS	$657,397	$182,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable:
Bank	$2,500,000	$2,500,000
Related party	3,453,125	3,577,693
Accounts payable ($612,066 & 795,397 to related parties)	1,006,180	1,051,493
Accrued liabilities	200,536	186,344
Consulting Contracts Payable	21,249	21,249
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	7,193,513	7,349,202

STOCKHOLDERS’ EQUITY
Common stock, no par value	2,867,579	2,867,579
Authorized - 200,000,000 shares
Issued - 109,460,911 shares
Outstanding - 101,764,911 shares
Accumulated deficit	(9,134,227)	(9,764,408)
Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(6,536,116)	(7,166,297)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,397	$182,905

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
ENDED MAY 31, 2003 AND MAY 31, 2004 (UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2003	2004	2003	2004
REVENUES
Sales	1,027,077	783,249	2,056,918	1,374,344
Interest and other income	8,138	23,366	15,907	35,633

Total Revenues	1,035,215	806,615	2,072,825	1,409,977

COST OF GOODS SOLD	634,292	545,670	1,253,743	1,146,704

GROSS PROFIT	400,923	260,945	819,082	263,273

OPERATING EXPENSES
Administration	296,177	414,672	567,062	784,179

Total expenses	296,177	414,672	567,062	784,179

PROFIT(LOSS) FROM OPERATIONS	104,746	(153,727)	252,020	(520,906)

OTHER EXPENSE
Interest Expense	63,861	54,832	127,806	109,275

PROFIT(LOSS) BEFORE PROVISION FOR INCOME TAX EXPENSE	40,885	(208,559)	124,214	(630,181)

PROVISION FOR INCOME TAX EXPENSE	—	—	—	—

NET PROFIT(LOSS)	$40,885	$(208,559)	$124,214	$(630,181)

NET PROFIT(LOSS) PER SHARE (BASIC AND DILUTED)	$0.00	$(0.00)	$0.00	$(0.01)

WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS
ENDED MAY 31, 2003 AND MAY 31, 2004 (UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2003	2004
OPERATING ACTIVITIES:
Net profit(loss)	$124,214	$(630,181)
Depreciation	—	270
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(410,154)	136,369
Inventories	(189,591)	298,587
Other assets	28,054	—
Increase (decrease) in:
Accounts payable	(18,837)	(226,007)
Accrued liabilities	256,428	257,128

TOTAL ADJUSTMENTS	(334,100)	466,347

Net cash used by operating activities	(209,886)	(163,834)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable — related party	153,943	124,568
Payment on note payable — related party	—	—

Net cash provided by financing activities	153,943	124,568

NET INCREASE (DECREASE) IN CASH	(55,943)	(39,266)
CASH — BEGINNING OF PERIOD	74,633	45,330

CASH — END OF PERIOD	$18,690	$6,064

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at May 31, 2004 and the results of operations and cash flows for the six months ended May 31, 2003 and May 31, 2004.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003 (Commission File No. 2-13328)

(2) The results of operations for the six months ended May 31, 2003 and May 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

To address the Company’s working capital needs, the Company, In July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which is secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. From time to time, CPS has provided the Company with temporary working capital loans and as of May 31, 2004, there was an outstanding borrowing of $3,577,693 on those loans.

Net Operating Losses

The Company has approximately $15,630,000 in net tax operating loss carryforwards as of May 31, 2004, which will expire at various dates through the year 2023 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $15,630,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

Six Months ended May 31, 2004 Compared to Six Months Ended May 31, 2003.

The results of the second quarter 2004 improved slightly over the first quarter, but still reflect the effect of delays in equipment programs which will come on stream in subsequent quarters and thereby grow our revenue and margins substantially. The majority of this pick up will not be felt until the third quarter of this year.

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

SUBSEQUENT EVENTS

Insofar as the statements made in our last 10-QSB regarding the acquisition and capital raising programs are concerned, we are continuing to move forward though nothing is completed as we go to press.

We have in the month of June, however, paid off the $2,500,000 bank debt completely. This means that all of the debt on the books is now to related parties and can be converted to equity, subordinated or otherwise enhanced to help strengthen the company.

Our first two quarters have been absolutely awful and we have been unable to move forward with the fulfillment of completed contracts. The third quarter, however, has finally opened up and this will be a blockbuster quarter, thereby virtually assuring that 2004 will surpass 2003 as originally predicted. The economy seems to have truly turned around and we are now experiencing the new business we had anticipated earlier in the year.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: July 7, 2004	SENTEX SENSING TECHNOLOGY, INC.
By: /s/ Robert S. Kendall Robert S. Kendall, Chief Executive Officer
/s/ Julius L. Hess Julius L. Hess, Secretary and Director
/s/ William R. Sprow William R. Sprow, Chief Financial Officer
/s/ William R. Sprow William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1	302 Certification of Chief Executive Officer

	Exhibit 31.2	302 Certification of Chief Financial Officer

	Exhibit 32.1	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed with the Commission during the Registrant’s second quarter.