Form 10QSB
period 2004-08-31
SENTEX SENSING TECHNOLOGY INC
filed 2004-10-15
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending August 31, 2004

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2003 AND AUGUST 31, 2004

	November 30,	August 31,
	2003	2004
	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$45,330	$13,112
Accounts receivable — trade, net of allowance for doubtful accounts of $35,000	225,481	330,530
Inventory	343,672	156,639

TOTAL CURRENT ASSETS	614,483	500,281

FIXED ASSETS
Computer equipment	4,009	4,009
Less accumulated depreciation	2,927	3,332

	1,082	677

OTHER ASSETS
Restricted stock investment	4,800	—
Goodwill	36,042	36,042
Deposits	990	990

	41,832	37,032

TOTAL ASSETS	$657,397	$537,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable:
Bank	$2,500,000	$—
Related party	3,453,125	6,140,436
Accounts payable ($612,066 & $1,062,721 to related parties)	1,006,180	1,424,395
Accrued liabilities	200,536	182,898
Consulting Contracts Payable	21,249	21,249
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	7,193,513	7,781,401

STOCKHOLDER’ EQUITY
Common stock, no par value	2,867,579	2,867,579
Authorized - 200,000,000 shares
Issued - 109,460,911 shares
Outstanding - 101,764,911 shares
Accumulated deficit	(9,134,227)	(9,841,522)
Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(6,536,116)	(7,243,411)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,397	$537,990

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
ENDED AUGUST 31, 2003 AND AUGUST 31, 2004 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2003	2004	2003	2004
REVENUES
Sales	$669,433	$1,305,970	$2,726,351	$2,680,314
Interest and other income	30,667	24,256	46,574	59,889

Total Revenues	700,100	1,330,226	2,772,925	2,740,203

COST OF GOODS SOLD	489,442	997,675	1,743,185	2,144,379

GROSS PROFIT	210,658	332,551	1,029,740	595,824

OPERATING EXPENSES
Administration	277,020	357,762	844,082	1,141,941

Total expenses	277,020	357,762	844,082	1,141,941

PROFIT (LOSS) FROM OPERATIONS	(66,362)	(25,211)	185,658	(546,117)

OTHER EXPENSE
Interest Expense	56,314	51,903	184,120	161,178

PROFIT (LOSS) BEFORE PROVISION
FOR INCOME TAX EXPENSE	(122,676)	(77,114)	1,538	(707,295)

PROVISION FOR INCOME TAX EXPENSE	—	—	—	—

NET PROFIT (LOSS)	$(122,676)	$(77,114)	$1,538	$(707,295)

NET PROFIT (LOSS) PER SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.00)	$0.00	$(0.01)

WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
ENDED AUGUST 31, 2003 AND AUGUST 31, 2004 (UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2003	2004
OPERATING ACTIVITIES:
Net profit (loss)	$1,538	$(707,295)
Depreciation	—	405
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(307,318)	(105,049)
Inventories	(210,708)	187,033
Other assets	257,057	4,800
Increase (decrease) in:
Accounts payable	92,220	293,565
Accrued liabilities	64,784	(17,639)

TOTAL ADJUSTMENTS	(103,965)	363,115

Net cash used by operating activities	(102,427)	(344,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable — related party	—	2,811,962
Payment on note payable — related party	37,642	—
Payment on note payable — bank	—	(2,500,000)

Net cash provided by financing activities	37,642	311,962

NET INCREASE (DECREASE) IN CASH	(64,785)	(32,218)

CASH — BEGINNING OF PERIOD	74,633	45,330

CASH — END OF PERIOD	$9,848	$13,112

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at August 31, 2004 and the results of operations and cash flows for the nine months ended August 31, 2003 and August 31, 2004.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003 (Commission File No. 2-13328)

(2) The results of operations for the nine months ended August 31, 2003 and August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

(3) PROFIT (LOSS) PER SHARE

Profit (loss) per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are insignificant.

(4) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Sentex Sensing Technology, Inc. and its wholly-owned subsidiaries (the “Company”). All material inter-company accounts and transactions have been eliminated in consolidation.

(5) RESTRICTED STOCK INVESTMENT

During the Company’s third quarter ending August 31, 2003, substantially all of the business and assets of Metrisa, Inc. were sold to Galvanic Applied Sciences, Inc. (a Canadian corporation). The purchase price was approximately $2,500,000 of which approximately $251,000 has been held in escrow for a period of eighteen months pending the satisfaction of other financial obligations. It is anticipated that approximately $ .25 to $ .40 per chare will be available to the current stockholders of Metrisa as a liquidating distribution. As of August 27, the board of PA Instruments (formerly Metrisa) approved a distribution of 15 cents per share and was received on September 13, 2004. The investment was reclassified as a current receivable at August 31, 2004.

(6) LEGAL PROCEEDINGS

State of Ohio, Department of Administrative Services v. IQ Solutions, LLC, et al.; Case No. 03-CVH05-6054; Franklin County Common Pleas Court, Ohio.

During October 2004, the Company was dismissed without prejudice from the above-caption and previously disclosed matter.

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

To address the Company’s working capital needs, the Company, in July 1998, established a bank line of credit of $2,000,000, and in August 2001, in connection with a refinancing, an additional $500,000 was provided, all of which was secured by the personal guarantee of Robert S. Kendall, the Chairman of the Company. This loan was restructured in June 2004. From time to time, CPS has provided the Company with temporary working capital loans and as of August 31, 2004, there was an outstanding borrowing of $6,140,436 on those loans.

Net Operating Losses

The Company has approximately $15,700,000 in net tax operating loss carryforwards as of August 31, 2004, which will expire at various dates through the year 2023 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carry-forwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $15,700,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

Nine Months ended August 31, 2004 compared to Nine Months Ended August 31, 2003.

The results of the third quarter 2004 improved significantly over the first and second quarter, as the previously anticipated equipment programs came on stream. This growth is expected to continue for the balance of the year thereby growing our revenue and margins substantially. Year to date revenues are virtually even with those of 2003, and the full year will be substantially higher than last year due to the completion of the equipment programs referred to above.

Our quest for capital is continuing and we are optimistic that we can complete a successful program and get our platform acquisition completed immediately thereafter.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

We restructured our $2,500,000 bank debt which had been a major impediment to raising the necessary growth capital that we need to complete our acquisition and grow dramatically.

The State of Ohio has dropped its legal proceeding against the Company during October 2004. This will also be helpful in allowing us to complete our capital raising successfully. While this has been in process for months now, we feel we are getting close to a successful conclusion.

CHANGES IN ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of and disclosures about variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. In December 2003, the FASB revised FIN No. 46 to incorporate all decisions, including those in previously issued FASB Staff Positions, into one Interpretation. The revised Interpretation superseded the original Interpretation. The requirements were effective for us at the end of the first quarter of fiscal 2005, however, FIN No. 46 did not have an impact on our consolidated financial statements.

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

Date: October 5, 2004		SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall

Robert S. Kendall, Chief Executive Officer

/s/ Julius L. Hess

Julius L. Hess, Secretary and Director

/s/ William R. Sprow

William R. Sprow, Chief Financial Officer

/s/ William R. Sprow

William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1	302 Certification of Chief Executive Officer

	Exhibit 31.2	302 Certification of Chief Financial Officer

	Exhibit 32.1	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed with the Commission during the Registrant’s third quarter.