Form 10KSB
period 2004-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2005-03-15
CIK 729599

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 2-13328
                  For the fiscal year ending November 30, 2004

                        SENTEX SENSING TECHNOLOGY, INC.
                        --------------------------------
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


                                 (216) 687-0289
                                 --------------
              (Registrant's telephone number including area code)

     Securities registered pursuant to Section 12 (b) of the Exchange Act:
                                      None

     Securities registered pursuant to Section 12 (g) of the Exchange Act:
                          Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended November 30, 2004 were $3,847,228.

The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on March 9, 2005: $3,052,947.

Number of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of February 20, 2005 is 101,764,911.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)

                      Yes               No   X
                          ------          -------

                      DOCUMENTS INCORPORATED BY REFERENCE

Part IV - Item 13 - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K     See Page 15


                                 ITEMS OMITTED

None

ITEM 1 BUSINESS

Sentex Sensing Technology, Inc. ("Sentex" or the "Company") is a corporation duly organized in 1980 in the state of New Jersey. On July 2, 2001, the Company purchased Regency Technologies, in LLC ("Regency Technologies") from Regency Steel, LLC and other selling members.

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

The asset recovery group of a company, along with its IT department, typically works to remove or dispose of the older technology assets while the new assets are being rolled out. This process often emphasizes rolling out the new equipment and tends to ignore the action plan for disposing of the old equipment. This typically results in the complete write off of the old equipment and a slow and cumbersome removal of the old equipment.

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

As of November 30, 2004, the Company employed approximately 24 full-time employees and used the services of four other persons from CPS Capital, Ltd. ("CPS"). Management believes its relations with the employees are good. The Company does not currently rely on any patented technologies or other trade secrets to operate. It primarily relies on its knowledge of the industry and the computer trading market. The financial barriers to entry into this market are relatively low, and therefore, potentially faces competition from a variety of sources. However, the Company believes that it has a competitive advantage over most of its competition because its management team has significant years of experience in leasing, sourcing and trading computer equipment. There can be no assurance, however, that another company either does not possess or cannot obtain that knowledge and compete effectively against the Company.

The Company to date has not had to make any substantial investment in research and development costs. It relies primarily on its ability to find companies that are disposing of computer equipment and then selling the equipment to those who are in the market to buy older equipment that is still sufficient for those buyers' purposes.

Any information technology equipment that cannot be resold must be disposed of in accordance with certain environmental laws. However, these laws have not in the past placed, and the Company does not believe that compliance with these requirements in the future will place, a material financial or other burden on the Company.

ITEM 2 PROPERTIES

Regency Technologies occupies approximately 25,000 square feet of warehouse/office space at 30700 Carter Street, Solon, Ohio 44139. The lease runs through February 2008 with remaining annual costs of $77,000 for 2005, $80,000 for 2006, $89,000 for 2007 and $22,000 for the three months in 2008.
Administrative offices consist of approximately 3,500 square feet, which is shared with CPS, at 1801 East Ninth Street, Cleveland, Ohio 44114. This lease has a fixed annual cost of $66,000 and runs through March of 2006.

ITEM 3 LEGAL PROCEEDINGS

State of Ohio, Department of Administrative Services v. IQ Solutions, LLC, et al.; Case No. 03-CVH05-6054; Franklin County Common Pleas Court, Ohio.

During October 2004, the Company was dismissed without prejudice from the above-captioned matter.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Shares trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter was

2004                               HIGH                        LOW
----                               ----                        ---
1st Quarter                        N/A                         N/A
2nd Quarter                        N/A                         N/A
3rd Quarter                        N/A                         N/A
4th Quarter                        .05                         .01

2003
----
1st Quarter                        .02                         .00
2nd Quarter                        .03                         .01
3rd Quarter                        .04                         .02
4th Quarter                        .02                         .01

Due to a late 2003 annual report filing, the Company was listed on the Pink Sheets through the third quarter of fiscal year 2004.

The bid quotations represent inter-dealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On March 9, 2005 there were 109,460,911 Common Shares issued, 101,764,911 Common Shares outstanding and 1,211 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOUR" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Annual Report on Form 10-KSB, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all business, as well as matters that are specific to the Company and the markets it serves.

Specific risks to the Company include an inability of the Company to finance its working capital needs. In light of this and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company's certified public accountants, Hausser + Taylor LLC, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 2003 and November 30, 2004, a statement that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. For fiscal years 2003 and 2004, the Company sustained losses of approximately $531,000 and $781,000, respectively. These losses have had a substantial adverse effect on the working capital of the Company.

In June of 2004, the Company restructured its $2,500,000 in bank financing. This financing has subsequently been taken over by CPS, which now holds much of the working capital debt that has been used in the business during 2004. As of November 30, 2004, there was an outstanding balance of $6,203,000 on the loans from CPS. We believe these loans have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction.

In addition to the CPS loans, from time to time, Mr. Julius L. Hess, the Company's Vice President, Secretary and a Director, has provided the Company with cash investments to help fund certain specified transactions. From January 1, 2003 through November 30, 2004, Mr. Hess has invested a total of $1,335,044 to fund such transactions. In agreement for providing such funds, which amounts may not otherwise have been available to the Company, Mr. Hess typically receives remuneration in the amount of up to fifty percent of the gross profit from such transactions. Upon settlement of the transactions during the period from January 1, 2003 through November 30, 2004, Mr. Hess will have received total proceeds of $1,321,651. We believe these investments have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction. As of the end of fiscal year 2004, there was an outstanding balance of $108,520 on these loans.

In addition to the above-noted investments by Mr. Hess has, from time to time, provided loans to the Company to cover certain working capital expenses such as payroll. Mr. Hess does not receive any remuneration for these loans, other than the return of principal. These loans are typically paid back within a short period of time. From January 1, 2003 through November 30, 2004 Mr. Hess provided $58,600 in loans of this kind to the Company. As of the end of fiscal year 2004, there was no outstanding balance on these loans.

Net Tax Operating Loss Carryforwards

As of November 30, 2004 the Company has approximately $15,781,000 in net tax operating loss carryforwards which will expire at various dates through the year 2024 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $15,781,000 net operating losses may be subject to these limitations and potentially may not be available to provide any economic benefit to the Company.

RESULTS FROM OPERATIONS

Fiscal 2004 as Compared to Fiscal 2003

Regency Technologies is an asset manager and computer dealer and is fully integrated with complete demanufacturing and some recycling capability. We have installed a new Database Management System to allow us to become a parts supplier in the global market in addition to the current functions, and to better manage inventories and the entire asset management process. The Company's marketing strategy has shifted to a more global focus. Additionally, we expect to exploit new niche opportunities in 2005 such as more parts distribution, refurbishing and recycling.

Revenues increased from approximately $3,457,000 in fiscal 2003 to $3,915,000 in fiscal 2004, an increase of 13.2%. Gross margins on sales declined from 29.2% in 2003 to 23.8% in 2004 due primarily to an unfavorable sales mix in the first two quarters of the year. Volume still was not sufficient to allow the Company to be profitable for the full year.

Operating expenses (SG & A) increased from about $1,319,000 in fiscal 2003 to $1,544,000 in fiscal 2004. Operating expenses as a per cent of sales increased from 38.4% in fiscal 2003 to 40.1% in fiscal 2004. The increase in operating expenses is due primarily to the growth in employee costs.

Interest expense of $220,000 for 2004 was slightly lower ($20,000 less) than in 2003. This reduction was due primarily to the reduced prime rate experienced during the fiscal year.

CURRENT OUTLOOK

Revenues grew by 13% over 2003, and we expect a significant increase for 2005.

The Company is actively pursuing various capital sources and strategic partners in an effort to recapitalize and restructure the Company so that it may move forward with its new and expanded business model. Although there can be no assurances, the Company believes that it will have its funding requirements fulfilled in the very near future. This is the key to the substantial growth that can be achieved within our platform.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
       COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

           Name                      Age       Position
           ----                      ---       --------
           Robert S. Kendall          66       Chairman, President and Treasurer
           James S. O'Leary           67       Director
           Julius L. Hess             43       Vice President, Secretary and Director
           Ronald M. Lipson           70       Director
           William R. Sprow           66       Controller


ROBERT S. KENDALL has been the Chairman, President and Treasurer of the Company since March 1, 1996. He shall maintain his position as a duly elected director of the Company until such time as his successor is duly qualified and elected. He is also President and Chairman of CPS Capital, Limited, an investment company based in Cleveland. Until April 1996, he was also Chairman of the Board and founder of LDI Corporation, an asset leasing and technology services company which he, along with two others, founded in 1972. LDI was one of the largest independent lessors of technology and computer equipment in the United States. Mr. Kendall is also a general partner in NCP, Ltd., a real estate partnership actively engaged in investing, acquiring, financing and managing commercial, industrial and other properties. From 1969 to 1972, Mr. Kendall was branch manager at Victor Computer, a manufacturer and distributor of computer systems. From 1963 to 1969, he was a salesman, financial specialist and sales manager at Burroughs Corporation (now Unisys Corp.). Mr. Kendall graduated from Case Western Reserve University with a bachelor's degree in psychology in 1960, and attended graduate school at John Carroll University.

JAMES S. O'LEARY had been employed by Monitek since August 1982 and served as its Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and, from December 1996 through November 1998, he served as Vice President of Finance and Chief Financial Officer. In December 1998, Mr. O'Leary was elected as a Director and was appointed Chief Operating Officer of the Company. In September 1999, Mr. O'Leary resigned from his position as Chief Operating Officer but he remained a Director. He shall maintain his position as a duly elected director of the Company until such time as his successor is duly qualified and elected.

JULIUS L. HESS has served as Assistant Vice President and Vice President for CPS since November 1994 and is responsible for research and analysis. He has served as director of the Company since December 1996 and shall maintain his position as a duly elected director of the Company until such time as his successor is duly qualified and elected. At CPS he serves as lead analyst in the location and evaluation of investment opportunities of publicly held companies which are believed to be undervalued, or closely held companies with potential for appreciation. Prior to joining CPS, Mr. Hess was Human Resources Manager for a division of GE Capital from 1990 to 1994. From 1989 to 1990, he was Senior Human Resources Representative for B. F. Goodrich and prior thereto he was Compensation and Labor Relations Manager from 1986 to 1989 at the Mayo Clinic Medical Center. Mr. Hess graduated from Miami University in Oxford, Ohio, with a bachelor's degree in political science in 1983 and attended graduate school at the University of Minnesota. Mr. Hess is Mr. Kendall's son-in-law.

RONALD M. LIPSON has served as a director of the Company since December 1996 and shall maintain his position as a duly elected director of the Company until such time as his successor is duly qualified and elected. Mr. Lipson has been an attorney for more than thirty five years in Cleveland, Ohio, practicing in various areas including corporate, business, and real estate law. He was the incorporating attorney for LDI Corporation and formerly served as legal counsel and a director for LDI Corporation. Mr. Lipson is also a general partner in G&C Properties, an Ohio real estate partnership engaged in buying, selling and managing various types of real estate. Mr. Lipson attended Ohio University and graduated from Adelbert College of Case Western Reserve University with a bachelor's degree in business administration in 1955. He also received a Doctor of Jurisprudence degree in 1958 from Case Western Reserve University School of Law.

WILLIAM R. SPROW has served as the Chief Financial Officer of the Company since December 2001. He is responsible for all financial operations from day to day accounting, financial reporting, SEC report preparation and submission, and a variety of administrative responsibilities for all CPS companies, Sentex and Regency. He additionally handles IT administration issues for our own internal system. Mr. Sprow also serves as Controller of CPS Holding Company, Ltd., a related company that is responsible for energy purchasing and subsequent energy management for a variety of clients ranging from large Fortune 1000 clients to large public institutions. With over 38 years of related accounting and financial experience, Mr. Sprow served as Vice President, Finance of Borden Consumer Products, Canada from 1980 to 1985; as Controller and Operations Manager for Sherwin-Williams Canada from 1986 to 1993; and in key management positions with a number of Northeast Ohio companies from 1995 to 1999.

There were two meetings of the Company's Board of Directors during the fiscal year ended November 30, 2004. The Company's Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.

Currently Mr. Sprow serves as the Board's "Financial Expert" as that term is defined in the Instruction to paragraph (e)(1) of Item 401 of Regulation S-B. Mr. Sprow is not "independent" as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.


Code of Ethics

The Company has not adopted a code of ethics or similar policy that applies to our principal executive officer, principal financial officer, principal accounting officer or Controller. We feel such a code of ethics is not necessary at this time because of the limited size of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than ten percent of our common shares to file reports with the Securities and Exchange Commission regarding their ownership and changes in their ownership of our common shares. To our knowledge, during 2004, our executive officers, directors and greater than ten percent shareholders complied with all Section 16(a) filing requirements on time.

ITEM 10 EXECUTIVE COMPENSATION

The following information is set forth with respect to the Company's Chief Executive Officer. No other executive officer's total compensation exceeded $100,000 for the fiscal year ended November 30, 2004

                                      ANNUAL COMPENSATION
                                                                                OTHER ANNUAL
                                      YEAR          SALARIES     BONUS          COMPENSATION
                                      ----          --------     -----          ------------
Robert S. Kendall                     2004            -0-         -0-               -0-
  (Chief Executive Officer)           2003            -0-         -0-               -0-
                                      2002            -0-         -0-               -0-

Long-Term Compensation:

No long-term compensation was paid during the fiscal years ended November 30, 2004, 2003, or 2002 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

Stock Options:

The Company adopted Sentex Sensing Technology, Inc. Stock Option Plan (the "Plan") at a special meeting of its shareholders held on November 14, 1996. Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 2004, there were no Company stock options held by any directors or executive officers of the Company.

Compensation Pursuant to Plans:

The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 2004, 2003, or 2002.

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

NAME AND ADDRESS                          AMOUNT AND NATURE
OF BENEFICIAL OWNER (1)                   OF BENEFICIAL OWNER                   PERCENTAGE
-----------------------                   -------------------                   ------
Robert S. Kendall (2)                            --                                --

James S. O'Leary                                 --                                --

Julius L. Hess                                   --                                --

Ronald M. Lipson                               687,500                              *
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

CPS Capital, Limited (3)                    48,029,814                            47.2%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers                  48,717,314                            47.9%
(as a group persons)

         (1) The name and address of each individual listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, Ohio 44114.

         (2) All common shares distributed to Mr. Kendall are held of record by CPS Capital, Ltd. or are beneficially owned by CPS Capital, Ltd. Mr. Kendall and his wife own 100% of the outstanding membership interests in CPS Capital, Ltd..

         (3) CPS is the record holder of 48,029,814 Common Shares and has sole voting and dispositive power with respect to such shares.

        * Represents less than 1% of the outstanding Common Shares.

Change in Control

No arrangements currently exist which may result in a change in control of the Company.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CPS Management Agreement:

After CPS acquired effective control of the Company, CPS entered into a Management Agreement with the Company, which was effective on March 1, 1996 (the "Original Management Agreement"). In connection with the execution of the Merger Agreement, dated June 24, 1996 (the "Merger Agreement"), CPS and the Company entered into an Amended and Restated Management Agreement (the "Amended and Restated Management Agreement"). Pursuant to the Original Management Agreement, CPS agreed to cause its personnel to perform the functions that would normally be performed by officers of the Company. Presently, such personnel consist mainly of Mr. Kendall, the Chairman of CPS, and William R. Sprow, the Controller of CPS. In order to permit Mr. Kendall and Mr. Sprow to function as officers and for them to be properly insured as officers of the Company, Mr. Kendall has been elected as the President and Treasurer of the Company and Mr. Sprow has been elected Chief Financial Officer of the Company.

Under the terms of the Original Management Agreement, CPS received an annual fee of $193,800, which was payable monthly. Under the terms of the Amended and Restated Management Agreement, the annual fee was increased to $393,800 to account for the increase in tasks and responsibilities relating to the operation of Monitek. Due to the present financial condition of the Company, CPS has not received payment under the Amended and Restated Management Services Agreement since May 1997, but the Company agreed to accrue such expense. On May 15, 1998, CPS and the Company entered into the Second Amended and Restated Management Services Agreement, pursuant to which CPS agreed to accept 5,025,745 Common Shares in lieu of the accrued management fees equaling $196,900, representing fees for the second half of fiscal 1997. All the shares acquired by CPS were acquired for investment purposes.

In December 1997, CPS and the Company agreed to a reduced management fee of $250,000 for fiscal 1998. In December 1998, the parties agreed to adjust the management fee to $300,000 for fiscal 1999 and subsequent years. CPS and the Company agreed that the balance due as of November 30, 2000, was $442,000. No management fees have been provided for fiscal years 2001 through 2004.

Working Capital Assistance:

During fiscal 1997 through fiscal 2001, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through November 2002, CPS provided the Company a series of temporary capital loans at a prime interest rate plus 100 basis points. The outstanding balance of such loans total $6,203,340, including accrued interest, as of November 30, 2004. From time to time, Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall's personal assets and/or providing guarantees so the Company could obtain financing from the Bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company unless the notes are converted into Common Shares at some future date. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

In addition to the CPS loans, from time to time, Mr. Julius L. Hess, the Company's Vice President, Secretary and a Director, has provided the Company with cash investments to help fund certain specified transactions. From January 1, 2003 through November 30, 2004, Mr. Hess has invested a total of $1,335,044 to fund such transactions. In agreement for providing such funds, which amounts may not otherwise have been available to the Company, Mr. Hess typically receives remuneration in the amount of up to fifty percent of the gross profit from such transactions. Upon settlement of the transactions during the period from January 1, 2003 through November 30, 2004, Mr. Hess will have received total proceeds of $1,321,651. We believe these investments have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction.

In addition to the above-noted investments by Mr. Hess has, from time to time, provided loans to the Company to cover certain working capital expenses such as payroll. Mr. Hess does not receive any remuneration for these loans, other than the return of principal. These loans are typically paid back within a short period of time. From January 1, 2003 through November 30, 2004 Mr. Hess provided $58,600 in loans of this kind to the Company. As of the end of fiscal year 2004, there was no outstanding balance on these loans.

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

(B) REPORTS ON FORM 8-K

None.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Aggregate audit fees billed for professional services rendered by Hausser + Taylor LLC (the "Firm") for auditing registrant's annual financial statements included in the registrant's 10-KSB and review of its internal financial statements included in the registrant's 10-QSB's were $43,500 in 2004 and $40,734 in 2003.

         The Firm did not charge the Company any audit-related, tax or other fees for these years.

         The Firm has a continuing relationship with American Express Tax and Business Services, Inc. ("TBS") from which it leased auditing staff who are full time, permanent employees of TBS and through which its shareholders provide non-audit services. As a result of this arrangement, the Firm has no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered with its examination.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 14, 2005          SENTEX SENSING TECHNOLOGY, INC.

                               By:  /s/ Robert S. Kendall
                                    ------------------------------------------
                                    Robert S. Kendall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert S. Kendall
--------------------------
Robert S. Kendall                     Chairman, President and Treasurer         March 14, 2005

/s/ Julius L. Hess
--------------------------
Julius L. Hess                        Vice President, Secretary and Director    March 14, 2005

/s/ Ronald M. Lipson
Ronald M. Lipson                      Director                                  March 14, 2005

/s/ James S. O'Leary
--------------------------
James S. O'Leary                      Director                                  March 14, 2005

/s/ William R. Sprow
--------------------------
William R. Sprow                      Chief Financial Officer                   Marcy 14, 2005

/s/ William R. Sprow
William R. Sprow                      Controller                                March 14, 2005

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

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio


         We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. At November 30, 2004, current liabilities exceed current assets by $7,353,982. This and other matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                                     HAUSSER + TAYLOR LLC


Cleveland, Ohio
February 24, 2005

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               November 30, 2004
--------------------------------------------------------------------------------

        ASSETS
        ------

CURRENT ASSETS
  Cash                                                      $    12,872
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $55,000                                 98,206
  Inventory                                                     103,550
                                                            -----------
        Total current assets                                                  $   214,628

EQUIPMENT
  Computer equipment                                              4,009
  Less accumulated depreciation                                   4,009                 -
                                                            -----------

OTHER ASSETS
  Goodwill                                                       36,042
  Deposits                                                          990            37,032
                                                            -----------       -----------

                                                                              $   251,660
                                                                              ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

CURRENT LIABILITIES
  Notes payable:
    Related party                                           $ 6,203,340
  Trade and other accounts payable ($913,174 to
    related parties)                                          1,171,122
  Accrued liabilities                                           160,476
  Consulting contracts payable                                   21,249
  Convertible subordinated notes payable                         12,423
                                                            -----------
        Total current liabilities                                             $ 7,568,610

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value
    Authorized - 200,000,000 shares
    Issued - 109,460,911 shares
    Outstanding - 101,764,911 shares                          2,867,579
  Retained earnings (deficit)                                (9,915,061)
  Treasury shares at cost, 7,696,000 shares                    (269,468)
                                                            -----------
        Total stockholders' equity (deficit)                                   (7,316,950)
                                                                              -----------
                                                                              $   251,660
                                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended November 30, 2004 and 2003
--------------------------------------------------------------------------------


                                                        2004                2003
                                                        ----                ----
REVENUES
  Sales                                            $   3,847,228       $   3,432,553
  Interest and other income                               67,572              24,926
                                                   -------------       -------------
        Total revenues                                 3,914,800           3,457,479

COST AND EXPENSES
  Cost of sales                                        2,931,456           2,428,754
  Selling, general and administrative                  1,544,001           1,319,304
                                                   -------------       -------------
        Total costs and expenses                       4,475,457           3,748,058
                                                   -------------       -------------

LOSS FROM OPERATIONS                                    (560,657)           (290,579)

OTHER EXPENSE
  Interest                                               220,177             240,491
                                                   -------------       -------------

NET LOSS                                           $    (780,834)      $    (531,070)
                                                   =============       =============


NET LOSS PER SHARE (BASIC AND DILUTED)             $       (0.01)      $       (0.01)
                                                   =============       =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        101,764,911         101,764,911
                                                   =============       =============

   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Years Ended November 30, 2004 and 2003
--------------------------------------------------------------------------------


                                                                                                                           Total
                                         Common Stock               Retained                 Treasury Stock            Stockholders'
                                 ----------------------------       Earnings           --------------------------         Equity
                                   Shares            Amount         (Deficit)            Shares          Amount          (Deficit)
                                 -----------      -----------      -----------         ---------      -----------       -----------

Balance - November 30, 2002      109,460,911      $ 2,867,579      $(8,603,157)        7,696,000      $  (269,468)      $(6,005,046)

Comprehensive loss
  Net loss                                 -                -         (531,070)                -                -          (531,070)
                                 -----------      -----------      -----------         ---------      -----------       -----------

Balance - November 30, 2003      109,460,911        2,867,579       (9,134,227)        7,696,000         (269,468)       (6,536,116)

Comprehensive loss
  Net loss                                 -                -         (780,834)                -                -          (780,834)
                                 -----------      -----------      -----------         ---------      -----------       -----------

Balance - November 30, 2004      109,460,911      $ 2,867,579      $(9,915,061)        7,696,000      $  (269,468)      $(7,316,950)
                                 ===========      ===========      ===========         =========      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended November 30, 2004 and 2003
--------------------------------------------------------------------------------


                                                                  2004              2003
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $  (780,834)      $  (531,070)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                 1,082             1,083
      Noncash interest expense                                    141,098           141,180
      Changes in assets and liabilities:
        Accounts receivable                                       127,275           (10,529)
        Inventory                                                 240,122          (292,880)
        Other assets                                                4,800              (990)
        Accounts payable                                         (136,166)          271,447
        Accrued liabilities                                       (40,060)            9,129
                                                              -----------       -----------
          Total adjustments                                       338,151           118,440
                                                              -----------       -----------
            Net cash used by operating activities                (442,683)         (412,630)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on note receivable                                           -           274,902

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on notes and accounts payable - related party        2,910,225           308,425
  Payments on note payable - bank                              (2,500,000)         (200,000)
                                                              -----------       -----------
            Net cash provided by financing activities             410,225           108,425
                                                              -----------       -----------

NET DECREASE IN CASH                                              (32,458)          (29,303)

CASH - BEGINNING OF YEAR                                           45,330            74,633
                                                              -----------       -----------

CASH - END OF YEAR                                            $    12,872       $    45,330
                                                              ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                  $    33,296       $   101,444

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

         On July 2, 2001, the Company acquired Regency Technologies, Ltd. from Regency Steel, LLC. In connection with the acquisition, the Company issued 1,250,000 common shares held in treasury in exchange for 100% of Regency Technologies, Ltd. The Company's only significant operations in the years ended November 30, 2004 and 2003 consisted of Regency Technologies, Ltd.'s operations. The Company specializes in the buying, selling, and trading of information technology equipment (primarily computer equipment). The primary focus of the Company's business revolves around acquiring unneeded, older computer equipment and reselling that equipment to certain consumers on a global basis. The Company's business is confined to one industry segment and two geographical reporting segments. The Company's assets are all located within the United States.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a very low level. At November 30, 2004, current liabilities exceed current assets by $7,353,982. Additionally, at November 30, 2004, the Company has limited operations. These and other matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's ability to continue in existence is primarily dependent upon its planned ability to arrange adequate financing and to attain profitable operating activities to sustain required cash flows.

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

                  The Company has provided $55,000 for possible doubtful accounts receivable at November 30, 2004. The allowance for doubtful accounts amounted to $35,000 at November 30, 2003.

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

         F. Concentration of Credit and Risk Factors - Financial instruments which potentially subject the Company to concentrations of credit risk include cash and equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Also see Notes 2.B., 2.I., and 12.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         K. New Accounting Standards - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share Based Payment". SFAS No. 123R, which amends SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 95, "Statement of Cash Flows." SFAS 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies for interim and annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways - the modified prospective transition method or the modified retrospective transition method. The Company currently has no stock-based compensation plans.

                  In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN 46R requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

                  The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

         L. Certain amounts in the financial statements for the year ended November 30, 2003 have been reclassified to conform with current year presentation.

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

         The Company accounts for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill is no longer amortized over its useful life; rather, it is subject to a periodic impairment test based upon its fair value. During the year ending November 30, 2004, the Company determined that there was no impairment in that goodwill.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 4.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following at November 30, 2004:

                 Pension                               $100,000
                 Other                                   60,476
                                                       --------

                                                       $160,476


NOTE 5.  NOTES PAYABLE - RELATED PARTY

         During the years ended November 30, 2004 and 2003, the Company's principal stockholder (CPS Capital, Ltd.) and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 2004, the Company had notes payable of $6,203,340 including accrued interest of approximately $907,000 (bearing interest at 1% over the prime rate) to its principal stockholder in connection with such unsecured loans.

         Interest expense for the years ended November 30, 2004 and 2003 amounted to $220,177 and $240,491, respectively. Interest expense includes $141,098 and $141,180 for the years ended November 30, 2004 and 2003, respectively, of interest that has been added to the principal balance of the notes described in the preceding paragraph.

         The Company restructured its $2,500,000 bank debt which had been a major impediment to raising the necessary growth capital needed to complete the Company's acquisition and growth goals.

NOTE 6.  CONVERTIBLE SUBORDINATED NOTES PAYABLE

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

NOTE 7.  COMMITMENTS AND CONTINGENCIES

         The Company leases office and warehouse space under a non-cancelable operating lease which expires February 29, 2008. The following is a schedule, by year, of future minimum lease payments as of November 30, 2004:

                 2005                                  $ 76,896
                 2006                                    79,863
                 2007                                    88,764
                 2008                                    22,191
                                                         ------

                                                      $ 267,714

         Rent expense for the year ended November 30, 2004 was $118,995.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 8.  STOCK INCENTIVE PLAN

         The Company has a long-term incentive plan ("Incentive Plan") to provide current and future directors, officers and employees incentives to stimulate their active interest in the development and financial success of the Company. The Incentive Plan provides for the granting of "incentive stock options," under Section 422 of the Internal Revenue Code of 1986, as amended, or other stock options, stock appreciation rights, restricted, or nonrestricted stock awards to purchase not more than 7,000,000 shares (which shares have been reserved by the Company) of common stock as determined by the Company's Incentive Plan Committee (the "Committee"). The option prices per share of common stock, which are the subject of incentive stock options and other stock options under the Incentive Plan, shall not be less than 100% of the fair market value of the Company's shares of common stock on the date such option is granted. The Committee shall determine when each option is to expire but no option shall be exercisable for a period of more than 10 years from the date upon which the option is granted. Generally, options granted under the Incentive Plan vest or terminate upon the employee leaving the Company and are subject to automatic acceleration of any vesting requirements given certain changes in control of the Company. No options were outstanding to purchase the Company's stock during the years ended November 30, 2004 and 2003.

         Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners:
         (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 2004, the Company has not granted any appreciation rights under the Incentive Plan.

NOTE 9.  PROFIT-SHARING PLAN

         The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 2004 and 2003.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 10. INCOME TAXES

         As referred to in Note 1, the Company utilizes SFAS 109, "Accounting for Income Taxes." A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

                                                             2004       2003
                                                             ----       ----
          Expected federal income tax benefit at
            the statutory rate                              (34.0)%    (34.0)%

          Increase in taxes resulting from:
            Effect of operating loss for which no tax
              carrybacks are available                      (34.0)      34.0
                                                            -----      -----

                                                                -%         -%
                                                            -----      -----


         The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

                                                        2004            2003
                                                        ----            ----
         Deferred tax assets:
           Net operating loss carryforward           $3,235,400      $2,969,600
           Other                                              -          42,500
                                                     ----------      ----------
             Total gross deferred tax assets          3,235,400       3,012,100
         Less valuation allowance                     3,235,400       3,012,100
                                                     ----------      ----------

             Net deferred tax assets                 $        -      $        -
                                                     ==========      ==========

         The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

         The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 2004 and 2003, the Company recorded increases of $223,300 and $138,300, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

         At November 30, 2004, the Company had approximately $15,781,000 of net operating loss carryforwards available to offset future federal taxable income. The federal non-limited net operating loss carryforwards expire at various dates from 2012 through 2024. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that may be subject to limitations as a result of these provisions.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 11. RELATED PARTY TRANSACTIONS

         The Company has a management agreement with an affiliate and significant stockholder, CPS Capital, Ltd., to perform management and executive services. Based on limited operations, the Company and CPS agreed to reduce the management fee until the Company expands its operations. As of November 30, 2004, the balance due for unpaid management fees was $441,671.

         Two of the Company's officers have made temporary cash advances to the Company in the amount of $471,503 which is included in trade and other accounts payable.

         The Company also leases its office and warehouse space from a real estate partnership that is related through a minority interest by one of the Company's officers and significant stockholders.

NOTE 12. SIGNIFICANT REVENUES

         For the year ended November 30, 2004, 14 customers accounted for approximately 73% of net sales revenue. For the year ended November 30, 2003, six customers accounted for approximately 44% of net sales revenue. A significant portion of trade accounts receivable was attributable to such customers.

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's business is confined to one industry segment as described in Note 1 and two geographical reporting segments. Sales for the years ended November 30, 2004 and 2003 and identifiable assets classified by the major geographic areas in which the Company operated are as follows:

                                                       Year Ended November 30,
                                                       -----------------------
                                                        2004            2003
                                                        ----            ----
               Sales to unaffiliated customers:
                 United States
                   Domestic                          $1,684,190      $2,536,904
                   Export sales                       2,163,038         895,649
                                                     ----------      ----------

               Net sales                             $3,847,228      $3,432,553
                                                     ==========      ==========

                 Identifiable assets:
                 United States                       $  251,660      $  657,397
                                                     ==========      ==========


         The Company does not track, or report, operating income by geographical location due to the bulk acquisition and nature of its inventory (see Notes 1 and 2.C.).

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 14. LEGAL CONTINGENCIES

         During October 2004, the Company was dismissed without prejudice from the matter, State of Ohio, Department of Administrative Services v. IQ Solutions, et al.; Case No. 03-CVH05-6054: Franklin County Common Pleas Court, Ohio which was previously disclosed.