Form 10QSB
period 2005-02-28
SENTEX SENSING TECHNOLOGY INC
filed 2005-04-15
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending February 28, 2005

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
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of the latest practicable date is 101,764,911

SIGNATURE
EX-31.1 CEO CERTIFICATION
EX-31.2 CFO CERTIFICATION
EX-32.1 906 CEO CERTIFICATION
EX-32.2 906 CFO CERTIFICATION

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2004 AND FEBRUARY 28, 2005

	November 30,	February
	2004	2005
	(Audited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,872	$11,574
Accounts receivable - trade, net of allowance for doubtful accounts of $55,000	98,206	184,481
Inventory	103,550	95,459

TOTAL CURRENT ASSETS	214,628	291,514

FIXED ASSETS
Computer equipment	4,009	4,009
Less accumulated depreciation	4,009	4,009

	—	—

OTHER ASSETS
Goodwill	36,042	36,042
Deposits	990	990

	37,032	37,032

TOTAL ASSETS	$251,660	$328,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable:
Related party	$6,203,340	$6,241,847
Trade and other accounts payable ($913,174 and $967,507 to related parties)	1,171,122	1,267,405
Accrued liabilities	160,476	185,834
Consulting contracts payable	21,249	21,249
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	7,568,610	7,728,758

STOCKHOLDERS’ EQUITY
Common stock, no par value Authorized - 200,000,000 shares Issued - 109,460,911 shares Outstanding - 101,764,911 shares	2,867,579	2,867,579
Accumulated deficit	(9,915,061)	(9,998,323)
Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(7,316,950)	(7,400,212)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,660	$328,546

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2005 (UNAUDITED)

	Three Months Ended
	Feb 29,	Feb 28,
	2004	2005
REVENUES
Sales	$591,095	$752,146
Interest and other income	12,267	5,228

Total Revenues	603,362	757,374

COST OF GOODS SOLD	601,034	353,285

GROSS PROFIT	2,328	404,089

OPERATING EXPENSES
Administration	369,507	408,517

Total expenses	369,507	408,517

PROFIT(LOSS) FROM OPERATIONS	(367,179)	(4,428)

OTHER EXPENSE
Interest Expense	54,443	78,834

PROFIT(LOSS) BEFORE PROVISION FOR INCOME TAX EXPENSE	(421,622)	(83,262)

PROVISION FOR INCOME TAX EXPENSE	—	—

NET PROFIT(LOSS)	(421,622)	(83,262)

NET PROFIT(LOSS) PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2005 (UNAUDITED)

	Three Months Ended
	Feb 29,	Feb 28,
	2004	2005
OPERATING ACTIVITIES:
Net loss	$(421,622)	$(83,262)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	—	—
Noncash interest expense	41,079	78,834
Accounts receivable	88,712	(86,275)
Inventories	262,321	8,091
Other assets	—	—
Accounts payable	(133,764)	96,283
Accrued liabilities	30,290	(53,476)

Total Adjustments	288,638	43,457

Net cash used by operating activities	(132,984)	(39,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable - related party	107,392	38,507
Payments on note payable - related party	(14,500)	—

Net cash provided by financing activities	92,892	38,507

NET INCREASE (DECREASE) IN CASH	(40,092)	(1,298)

CASH - BEGINNING OF PERIOD	45,330	12,872

CASH - END OF PERIOD	$5,238	$11,574

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$13,364	$—

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at February 28, 2005 and the results of operations and cash flows for the three months ended February 29, 2004 and February 28, 2005.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004 (Commission File No. 2-13328).

(2) The results of operations for the three months ended February 29, 2004 and February 28, 2005 are not necessarily indicative of the results to be expected for the full year.

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

(5) LEGAL PROCEEDINGS

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

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company’s certified public accountants, Hausser + Taylor LLC, have included in their auditors’ report, which covers the Company’s financial statements for the years ended November 30, 2003 and November 30, 2004, a statement that the Company’s recurring losses from operations raised substantial doubt about the Company’s ability to continue as a going concern. For fiscal years 2003 and 2004, the Company sustained losses of approximately $531,000 and $781,000, respectively. These losses have had a substantial adverse effect on the working capital of the Company.

In June of 2004, the Company restructured its $2,500,000 in bank financing. This financing has subsequently been taken over by CPS, which now holds much of the working capital debt that has been used in the business during 2004. As of February 28, 2005, there was an outstanding balance of $6,242,000 on the loans from CPS. We believe these loans have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction.

In addition to the CPS loans, from time to time, Mr. Julius L. Hess, the Company’s Vice President, Secretary and a Director, has provided the Company with cash investments to help fund certain specified transactions. From December 1, 2004 through February 28, 2005, Mr. Hess has invested a total of $147,770 to fund such transactions. In agreement for providing such funds, which amounts may not otherwise have been available to the Company, Mr. Hess typically receives remuneration in the amount of up to fifty percent of the gross profit from such transactions. Upon settlement of the transactions during the period from December 14, 2004 through February 28, 2005, Mr. Hess will have received total proceeds of $177,987. We believe these investments have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction. As of February 28, 2005, there was an outstanding balance of $146,270 on these loans.

In addition to the above-noted investments, Mr. Hess has, from time to time, provided loans to the Company to cover certain working capital expenses such as payroll. Mr. Hess does not receive any remuneration for these loans, other than the return of principal. These loans are typically paid back within a short period of time. From December 1, 2004 through February 28, 2005, Mr. Hess provided $65,000 in loans of this kind to the Company. As of February 28, 2005, there was an outstanding balance of $50,000 on these loans.

Net Tax Operating Loss Carryforwards

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

As of February 28, 2005 the Company has approximately $15,864,000 in net tax operating loss carryforwards which will expire at various dates through the year 2024 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $15,864,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

Three Months ended February 29, 2004 compared to Three Months Ended February 28, 2005.

First quarter 2005 results were significantly improved of the first quarter 2004. Sales increased by $154,000 or 25.5%. Gross profit went from near zero to $404,000 which resulted in a 53.7% margin on sales. This favorable performance was largely due to first quarter sales being generated from asset recovery products that typically produce larger than normal margins.

Operating expenses of $408,000 were in line with the increased sales.

Interest expense is higher for 2005 primarily due to the increases in the prime rate.

Losses for the first quarter amounted to $83,000.

CURRENT OUTLOOK

Volume is now accelerating at a rapid pace and the second quarter revenue should be up substantially from the second quarter of 2004.

The Company continues to actively pursue various capital sources and strategic partners in an effort to recapitalize and restructure the Company so that it may move forward with its new and expanded business model. Although there can be no assurances, the Company believes that it will have its funding requirements fulfilled in the very near future. This is the key to the substantial growth that can be achieved within our platform.

CHANGES IN ACCOUNTING STANDARDS

New Accounting Standards – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Share Based Payment”. SFAS No. 123R, which amends SFAS No. 123, “Accounting or Stock Based Compensation,” and SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies for interim and annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method of the modified retrospective transition method. The Company currently has no stock-based compensation plans.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN 46R requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The adoption of the new standards did not, or is not expected to, materially affect the Company’s financial position and results of operations

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

Date: April 15, 2005	SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall
Robert S. Kendall, Chief Executive Officer

/s/ Julius L. Hess
Julius L. Hess, Secretary and Director

/s/ William R. Sprow
William R. Sprow, Chief Financial Officer

/s/ William R. Sprow
William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1	302 Certification of Chief Executive Officer

	Exhibit 31.2	302 Certification of Chief Financial Officer

	Exhibit 32.1	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed with the Commission during the small business issuer’s first quarter.