Form 10KSB/A
period 2004-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2005-06-22
CIK 729599

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

Number of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of February 20, 2005 is 101,764,911.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)

                      Yes               No   X
                          ------          -------

                      DOCUMENTS INCORPORATED BY REFERENCE

Part IV - Item 13 - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K     See Page 15


                                 ITEMS OMITTED

None

This Amendment No. 1 to the Annual Report on Form 10-KSB/A ("Amendment No. 1") amends and restates in its entirety Sentex Sensing Technologies' Annual Report on Form 10-KSB for the year ended November 30, 2004. Amendment No. 1 is being filed solely to revise the language in Item 8A and to amend the language in the certification (Exhibit 31.1 and Exhibit 31.2). Amendment No. 1 has no impact on our previously reported audited financial statements and notes thereto as of November 30, 2004. Furthermore, this Amendment No. 1 does not reflect events occurring after the filing date of the original Form 10-KSB and does not modify or update the disclosure on any form in any way other than is explained above.

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

ITEM 7 FINANCIAL STATEMENTS

See Index to Financial Statements appearing on page F-2.

ITEM 8 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
       DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SIGNATURE

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 22, 2005          SENTEX SENSING TECHNOLOGY, INC.

                               By:  /s/ Robert S. Kendall
                                    ------------------------------------------
                                    Robert S. Kendall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert S. Kendall
--------------------------
Robert S. Kendall                     Chairman, President and Treasurer         June 22, 2005

/s/ Julius L. Hess
--------------------------
Julius L. Hess                        Vice President, Secretary and Director    June 22, 2005

/s/ Ronald M. Lipson
Ronald M. Lipson                      Director                                  June 22, 2005

/s/ James S. O'Leary
--------------------------
James S. O'Leary                      Director                                  June 22, 2005

/s/ William R. Sprow
--------------------------
William R. Sprow                      Chief Financial Officer                   June 22, 2005

/s/ William R. Sprow
William R. Sprow                      Controller                                June 22, 2005

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