Form 10QSB/A
period 2005-02-28
SENTEX SENSING TECHNOLOGY INC
filed 2005-06-30
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
EX-31.1 CERT
EX-31.2 CERT
EX-32.1 CERT
EX-32.2 CERT

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures were effective.

There were not changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: June 20, 2005	SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall
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