Form 10QSB
period 2005-05-31
SENTEX SENSING TECHNOLOGY INC
filed 2005-07-14
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending May 31, 2005

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2004 AND MAY 31, 2005

	November 30,	May 31,
	2004	2005
	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$12,872	$10,152
Accounts receivable — trade, net of allowance for doubtful accounts of $55,000	98,206	172,459
Inventory	103,550	133,085

TOTAL CURRENT ASSETS	214,628	315,696

FIXED ASSETS
Computer equipment	4,009	5,187
Leasehold improvements	—	25,000
Less accumulated depreciation	(4,009)	(4,009)

	—	26,178

OTHER ASSETS
Goodwill	36,042	36,042
Deposits	990	990

	37,032	37,032

TOTAL ASSETS	$251,660	$378,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable:
Related party	$6,203,340	$6,301,227
Trade and other accounts payable ($913,174 and $967,507 to related parties)	1,171,122	1,586,097
Accrued liabilities	160,476	18,933
Consulting contracts payable	21,249	21,249
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	7,568,610	7,939,929

STOCKHOLERS’ EQUITY
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 109,460,911 shares
Outstanding - 101,764,911 shares	2,867,579	2,867,579
Accumulated deficit	(9,915,061)	(10,159,134)
Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(7,316,950)	(7,561,023)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,660	$378,906

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
ENDED MAY 31, 2004 AND MAY 31, 2005 (UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2005	2004	2005
REVENUES
Sales	$783,249	$867,952	$1,374,344	$1,620,098
Interest and other income	23,366	154,571	35,633	159,799

Total Revenues	806,615	1,022,523	1,409,977	1,779,897

COST OF GOODS SOLD	545,670	673,601	1,146,704	1,026,886

GROSS PROFIT	260,945	348,922	263,273	753,011

OPERATING EXPENSES
Administration	414,672	419,370	784,179	827,887

Total expenses	414,672	419,370	784,179	827,887

PROFIT(LOSS) FROM OPERATIONS	(153,727)	(70,448)	(520,906)	(74,876)

OTHER EXPENSE
Interest Expense	54,832	90,363	109,275	169,197

PROFIT(LOSS) BEFORE PROVISION FOR INCOME TAX EXPENSE	(208,559)	(160,811)	(630,181)	(244,073)

PROVISION FOR INCOME TAX EXPENSE	—	—	—	—

NET PROFIT(LOSS)	(208,559)	(160,811)	(630,181)	(244,073)

NET PROFIT(LOSS) PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS
ENDED MAY 31, 2004 AND MAY 31, 2005 (UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2004	2005
OPERATING ACTIVITIES:
Net loss	$(630,181)	$(244,073)
Adjustment to reconcile net loss to net cash used by operating activities:		(26,178)
Depreciation and amortization	270	—
Noncash interest expense	75,979	169,198
Accounts receivable	136,369	(74,253)
Inventories	298,587	(29,535)
Accounts payable	(226,007)	414,975
Accrued liabilities	181,149	(310,741)

Total Adjustments	466,347	143,466

Net cash used by operating activities	(163,834)	(100,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable — related party	225,668	97,887
Payments on note payable — related party	(101,100)	—

Net cash provided by financing activities	124,568	97,887

NET INCREASE (DECREASE) IN CASH	(39,266)	(2,720)

CASH — BEGINNING OF PERIOD	45,330	12,872

CASH — END OF PERIOD	$6,064	$10,152

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$33,296	$—

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at May 31, 2005 and the results of operations and cash flows for the six months ended May 31, 2004 and May 31, 2005.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004 (Commission File No. 2-13328).

(2) The results of operations for the six months ended May 31, 2004 and May 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

In June of 2004, the Company restructured its $2,500,000 in bank financing. This financing has subsequently been taken over by CPS, which now holds much of the working capital debt that has been used in the business during 2004. As of May 31, 2005, there was an outstanding balance of $6,301,000 on the loans from CPS. We believe these loans have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction.

In addition to the CPS loans, from time to time, Mr. Julius L. Hess, the Company’s Vice President, Secretary and a Director, has provided the Company with cash investments to help fund certain specified transactions. From December 1, 2004 through May 31, 2005, Mr. Hess has invested a total of $464,470 to fund such transactions. In agreement for providing such funds, which amounts may not otherwise have been available to the Company, Mr. Hess typically receives remuneration in the amount of up to fifty percent of the gross profit from such transactions. Upon settlement of the transactions during the period from December 1, 2004 through May 31, 2005, Mr. Hess will have received total proceeds of $567,586. We believe these investments have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction. As of May 31, 2005, there was an outstanding balance of $302,201 on these loans.

In addition to the above-noted investments, Mr. Hess has, from time to time, provided loans to the Company to cover certain working capital expenses such as payroll. Mr. Hess does not receive any remuneration for these loans, other than the return of principal. These loans are typically paid back within a short period of time. From December 1, 2004 through May 31, 2005, Mr. Hess provided $97,000 in loans of this kind to the Company. As of May 31, 2005 there was no outstanding balance on these loans.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Net Tax Operating Loss Carryforwards

As of May 31, 2005 the Company has approximately $16,072,000 in net tax operating loss carryforwards which will expire at various dates through the year 2024 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $16,072,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

Six Months ended May 31, 2004 compared to Six Months Ended May 31, 2005.

Six months 2005 results were significantly improved over the same period of fiscal 2004. Sales increased by $262,000 or 19.1%. Gross profit went from $263,000 (or 19.2% on sales) in 2004 to $601,000 (or 37.1% on sales) in 2005. This favorable performance was largely due to sales being generated from asset recovery products that typically produce larger than normal margins.

Operating expenses of $828,000 (51.1%) were in line with the increased sales.

Interest expense is higher for 2005 primarily due to the increases in the prime rate.

Losses for the six months amounted to $244,000.

CURRENT OUTLOOK

The Company is now in specific discussions with a capital source and strategic partner in an effort to recapitalize and restructure the Company so that it may move forward with its new and expanded business model. Although there can be no assurances, the Company believes that it will have its funding requirements fulfilled in the very near future. This is the key to the substantial growth that can be achieved within our platform.

CHANGES IN ACCOUNTING STANDARDS

New Accounting Standards – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Share Based Payment”. SFAS No. 123R, which amends SFAS No. 123, “Accounting For Stock Based Compensation,” and SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all companies to measure compensation cost for all share-based payments at fair value, and will be effective for public companies for interim and annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways – the modified prospective transition method of the modified retrospective transition method. The Company currently has no stock-based compensation plans.

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIESS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

SIGNATURE
EXHIBITS AND REPORTS ON FORM 8-K
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO
EX-32.2 Certification of CFO

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: July 14, 2005	SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall

Robert S. Kendall, Chief Executive Officer

/s/ Julius L. Hess

Julius L. Hess, Secretary and Director

/s/ William R. Sprow

William R. Sprow, Chief Financial Officer

/s/ William R. Sprow

William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1	302 Certification of Chief Executive Officer

	Exhibit 31.2	302 Certification of Chief Financial Officer

	Exhibit 32.1	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b)	No reports on Form 8-K were filed with the Commission during the small business issuer’s second quarter.