Form 10QSB
period 2005-08-31
SENTEX SENSING TECHNOLOGY INC
filed 2005-10-14
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-13328
For the quarterly period ending August 31, 2005
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
Common Shares, no par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes         No  X
Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of August 31, 2005 is 101,764,911.

CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
SIGNATURE
EXHIBITS AND REPORTS ON FORM 8-K
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO
EX-32.2 Certification of CFO

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2004 AND AUGUST 31, 2005

	NOVEMBER 30,	AUGUST 31,
	2004	2005
	(AUDITED)	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$12,872	$37,165
Accounts receivable — trade, net of allowance for doubtful accounts of $55,000	98,206	152,518
Inventory	103,550	105,333

TOTAL CURRENT ASSETS	214,628	295,016

FIXED ASSETS
Computer equipment	4,009	3,343
Leasehold improvements	—	25,000
Less accumulated depreciation	(4,009)	(7,143)

	—	21,200

OTHER ASSETS
Goodwill	36,042	36,042
Deposits	990	990

	37,032	37,032

TOTAL ASSETS	$251,660	$353,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable:
Related party	$6,203,340	$6,372,058
Trade and other accounts payable ($913,174 and $1,347,125 to related parties)	1,171,122	1,684,421
Accrued liabilities	160,476	47,795
Consulting contracts payable	21,249	21,249
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	7,568,610	8,137,946

STOCKHOLDERS’ EQUITY
Common stock, no par value Authorized - 200,000,000 shares Issued - 109,460,911 shares Outstanding - 101,764,911 shares	2,867,579	2,867,579
Accumulated deficit	(9,915,061)	(10,382,809)
Treasury shares at cost, 7,696,000 shares	(269,468)	(269,468)

TOTAL STOCKHOLDERS’ EQUITY	(7,316,950)	(7,784,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,660	$353,248

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS
ENDED AUGUST 31, 2004 AND AUGUST 31, 2005 (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	AUGUST 31,	AUGUST 31,	AUGUST 31,	AUGUST 31,
	2004	2005	2004	2005
REVENUES
Sales	$1,305,970	$660,884	$2,680,314	$2,280,982
Interest and other income	24,256	707	59,889	160,506

Total Revenues	1,330,226	661,591	2,740,203	2,441,488

COST OF GOODS SOLD	997,675	406,587	2,144,379	1,433,473

GROSS PROFIT	332,551	255,004	595,824	1,008,015

OPERATING EXPENSES
Administration	357,762	401,053	1,141,941	1,228,940

Total expenses	357,762	401,053	1,141,941	1,228,940

LOSS FROM OPERATIONS	(25,211)	(146,049)	(546,117)	(220,925)

OTHER EXPENSE
Interest Expense	51,903	77,625	161,178	246,822

LOSS BEFORE PROVISION FOR INCOME TAX EXPENSE	(77,114)	(223,674)	(707,295)	(467,747)

PROVISION FOR INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(77,114)	(223,674)	(707,295)	(467,747)

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	101,764,911	101,764,911	101,764,911	101,764,911

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
ENDED AUGUST 31, 2004 AND AUGUST 31, 2005 (UNAUDITED)

	NINE MONTHS ENDED
	AUGUST 31,	AUGUST 31,
	2004	2005
OPERATING ACTIVITIES:
Net loss	$(707,295)	$(467,747)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	405	3,134
Noncash interest expense	113,760	246,822
Accounts receivable	(105,049)	(54,312)
Inventories	187,033	(1,783)
Other assets	4,800	—
Accounts payable	293,565	513,299
Accrued liabilities	(131,399)	(359,504)

Total adjustments	363,115	347,656

Net cash used by operating activities	(344,180)	(120,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of leasehold improvements	—	(24,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable — related party	2,811,962	168,718
Payments on note payable — related party	—	—
Payments on note payable — bank	(2,500,000)	—

Net cash provided by financing activities	311,962	168,718

NET INCREASE (DECREASE) IN CASH	(32,218)	24,293

CASH — BEGINNING OF PERIOD	45,330	12,872

CASH — END OF PERIOD	$13,112	$37,165

Supplemental disclosure of cash flow information:
Cash paid during the nine month period for:
Interest	$47,418	$—

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at August 31, 2005 and the results of operations and cash flows for the three months and the nine months ended August 31, 2004 and August 31, 2005.
These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004 (Commission File No. 2-13328).
(2) The results of operations for the nine months ended August 31, 2004 and August 31, 2005 are not necessarily indicative of the results to be expected for the full year.
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
FINANCIAL CONDITION
Working Capital and Liquidity
During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company’s certified public accountants have included in their auditors’ report, which covers the Company’s financial statements for the years ended November 30, 2003 and November 30, 2004, a statement that the Company’s recurring losses from operations raised substantial doubt about the Company’s ability to continue as a going concern. For fiscal years 2003 and 2004, the Company sustained losses of approximately $531,000 and $781,000, respectively. These losses have had a substantial adverse effect on the working capital of the Company.
In June of 2004, the Company restructured its $2,500,000 in bank financing. This financing has subsequently been taken over by CPS, which now holds much of the working capital debt that has been used in the business during 2004. As of August 31, 2005, there was an outstanding balance of $6,372,000 on the loans from CPS. We believe these loans have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction.
In addition to the CPS loans, from time to time, Mr. Julius L. Hess, the Company’s former Vice President, Secretary and a Director, has provided the Company with cash investments to help fund certain specified transactions. From December 1, 2004 through August 31, 2005, Mr. Hess has invested a total of $638,735 to fund such transactions. In agreement for providing such funds, which amounts may not otherwise have been available to the Company, Mr. Hess typically receives remuneration in the amount of up to fifty percent of the gross profit from such transactions. Upon settlement of the transactions during the period from December 1, 2004 through August 31, 2005, Mr. Hess will have received total proceeds of $792,736. We believe these investments have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction. As of August 31, 2005, there was an outstanding balance of $271,418 on these loans.
In addition to the above-noted investments, Mr. Hess has, from time to time, provided loans to the Company to cover certain working capital expenses such as payroll. Mr. Hess does not receive any remuneration for these loans, other than the return of principal. These loans are typically paid back within a short period of time. From December 1, 2004 through August 31, 2005, Mr. Hess provided $229,000 in loans of this kind to the Company. As of August 31, 2005 there was an outstanding balance of $62,000 on these loans.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net Tax Operating Loss Carryforwards
As of August 31, 2005 the Company has approximately $16,249,000 in net tax operating loss carryforwards which will expire at various dates through the year 2024 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $16,249,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.
RESULTS OF OPERATIONS
Nine Months ended August 31, 2004 compared to Nine Months Ended August 31, 2005.
Sales decreased by $399,000 or 14.9%. Gross profit went from $596,000 (or 22.2% on sales) in 2004 to $1,008,000 (or 44.2% on sales) in 2005. The sales shortfall was due to an overall softness in the asset recovery and broker/dealer market, however, this was more than offset by improved margins in both categories.
Operating expenses of $1,229,000 (53.9% on sales) were in line with sales.
Interest expense was significantly higher for 2005 primarily due to the increases in the prime rate.
Losses for the nine months amounted to $467,000.
CURRENT OUTLOOK
The unanticipated slowdown we experienced in our third quarter had a negative impact on our third quarter results compared to the same period last year. While we have seen a recent increase in business activity in the beginning of the fourth quarter, we do not expect to show a profit for fiscal 2005. The Regency business is not expected to be become profitable unless it receives required capital.
Despite significant efforts by our financial advisors and the management of Regency, we have not been able to complete a transaction with outside investors, whether strategic or financial, to invest in the growth opportunity we believe is necessary for the success of Regency Asset Recovery Business. The company’s efforts only resulted in four investors that expressed a significant interest, but ultimately each of them passed on the opportunity. Our financial advisor had contacted over 137 small transaction investors.
This has caused us to change our focus on this business unit, and currently we are in discussions with James Levine, the Executive Vice President of Regency, Julius Hess, a former director and executive officer of the Company and a current officer of Regency, and Jeff Cohen, an unaffiliated individual.
Under the current discussions, Mr. Hess, Mr. Levine and Mr. Cohen, would capitalize JJJ-RT, LLC (“JJJ-RT”), which in turn would invest up to $500,000 in Regency on an as needed basis. Mr. Hess, Mr. Levine and Mr. Cohen would primarily control when any such investments were made and will control JJJ-RT. As JJJ-RT invested capital into Regency it would be entitled to purchase from Regency 10% of the equity interest from Regency for every $100,000 invested until it owned 50% of the interests of Regency. Contribution in amount less than $100,000 would be prorated. These investments would dilute the Company’s interests in Regency.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
JJJ-RT would not be entitled to purchase any further equity interests beyond a 50% interest until the later of (a) the date the Company had another operating business or (b) an agreed-upon specified date (the “Event Date”). If more than $500,000 of capital were required to be invested in Regency prior to Event Date, then JJJ-RT would have the option to invest up to $300,000 in additional funds as a loan that would bear interest at a rate of 12% and would be secured by substantially all of the assets of Regency. After the Event Date, JJJ-RT would have the option to convert the outstanding principal amount of any such loans into equity interests of Regency and to directly invest any such uninvested balance of $300,000 directly into Regency as equity. The rate of conversion and equity interest that could be purchased with respect to the $300,000 would be the same rate JJJ-RT could purchase the equity with the $500,000, but JJJ-RT would not have the right to purchase more than 80% of the equity interests from Regency for its aggregate investment of $800,000 without further agreement from the Company. JJJ-RT may have the right to loan more funds to Regency. This proposed transaction is subject to negotiating definitive documents and the receipt of a fairness opinion. None of the Company, JJJ-RT, Mr. Hess, Mr. Levine and Mr. Cohen are legally obligated to complete this proposed transaction and there can be no assurance that it will be completed or that a transaction will be completed on these terms.
The Company will not receive any of the invested cash from JJJ-RT as a payment for its existing equity interest in Regency, and will be diluted with each sale of equity interests to JJJ-RT. The Company believes, however, that this transaction provides it the best opportunity to realize a potential return on its existing investment in light of its existing options.
Currently, we are looking for other businesses that may wish to become part of a public company, and we are focusing on leasing businesses where Mr. Kendall has had significant experience and success.
There can be no assurance that any of these transactions will be completed.
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
In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN 46R requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15,
2004. The Company currently has no contractual relationship or other business relationship with a variable interest entity.
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

Date: October 14, 2005		SENTEX SENSING TECHNOLOGY, INC.
	By:	/s/ Robert S. Kendall

Robert S. Kendall, Chief Executive Officer
/s/ William R. Sprow

William R. Sprow, Chief Financial Officer
/s/ William R. Sprow

William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1	302 Certification of Chief Executive Officer

	Exhibit 31.2	302 Certification of Chief Financial Officer

	Exhibit 32.1	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002
b)	No reports on Form 8-K were filed with the Commission during the small business issuer’s third quarter.