Form 10KSB
period 2005-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2006-03-15
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 2-13328
For the fiscal year ending November 30, 2005
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
Common Shares, no par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes        No   X
The Company’s revenues for the period ended November 20, 2005 were $2,996,278.
The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on March 8, 2006: $1,037,649.
Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of March 8, 2006 is 103,764,911.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)
Yes _____  No __X__
DOCUMENTS INCORPORATED BY REFERENCE

Part IV — Item 13 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K       See Page
ITEMS OMITTED
None

ITEM 1 BUSINESS
Sentex Sensing Technology, Inc. (“Sentex” of the “Company”) is a corporation duly organized in 1980 in the state of New Jersey. On July 2, 2001, the Company purchased Regency Technologies, LLC (“Regency Technologies”) from Regency Steel, LLC and other selling members.
As previously reported, on November 20, 2005, the Company entered into a Contribution and Investment Agreement (the “Investment Agreement”) with JJJ-RT, LLC (“JJJ-RT”), Regency Technologies, Inc. (“Regency”), a wholly owned subsidiary of the Company, and Regency Acquisition, LLC (“New LLC”), a wholly owned subsidiary of Regency. Under the Investment Agreement, Regency contributed all of its operating assets to New LLC and New LLC assumed all of the obligations of Regency except for amounts due Robert Kendall, Chief Executive of the Company, of about $200,000 and certain inter-company accounts payable between Regency and the Company in the amount of $47,000, and JJJ-RT obtained the right to invest up to $800,000 in New LLC on an as-needed basis. The members of JJJ-RT primarily control when any such investments are made. For every $10,000 of capital JJJ-RT invests into New LLC, JJJ-RT is entitled to 1% of the equity interest until it owns 50% of the interests of New LLC. These investments by JJJ-RT dilute the Company’s interests in New LLC. The majority members of JJJ-RT are James Levine, the Executive Vice President of Regency, and Julius Hess, a former director and executive officer of the Company and a current officer of Regency. Mr. Levine and Mr. Hess are the sons-in-law of Mr. Kendall.
As a result of these arrangements and with the understanding that it is the intention of JJJ-RT to obtain a majority position prior to the end of the next fiscal year, the Company, together in consultation with its outside auditors, has concluded that JJJ-RT should be the consolidating entity. Accordingly, the Company has not reflected the assets, liabilities, revenue or expenses of the New LLC in its financial statements. As such, the Company has not provided a discussion of New LLC operations or liquidity and capital resources.
ITEM 3 LEGAL PROCEEDINGS
State of Ohio, Department of Administrative Services v. IQ Solutions, LLC, et al.; Case No. 03-CVH05-6054; Franklin County Common Pleas Court, Ohio.
During October 2004, the Company was dismissed without prejudice from the above-caption and previously disclosed matter.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
     The Company’s Common Shares trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter was

2005	HIGH	LOW
1st Quarter	.05	.02
2nd Quarter	.03	.02
3rd Quarter	.05	.02
4th Quarter	.09	.01

2004	HIGH	LOW
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	.05	.01
Due to a late 2003 annual report filing, the Company was listed on the Pink Sheets through the third quarter of fiscal year 2004.
The bid quotations represent inter-dealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On March 8, 2006 there were 119,460,911 Common Shares issued, 103,764,911 Common Shares outstanding and approximately 1,212 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.

     ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOUR” OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements included in this Annual Report on Form 10-KSB, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all business, as well as matters that are specific to the Company and the markets it serves.
Specific risks to the Company include an inability of the Company to finance its working capital needs. In light of this and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s plans and objectives will be achieved.
FINANCIAL CONDITION
Working Capital and Liquidity
During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company’s certified public accountants, Hausser + Taylor LLC, have included in their auditors’ report, which covers the Company’s financial statements for the years ended November 30, 2004 and November 30, 2005, a statement that the Company’s recurring losses from operations raised substantial doubt about the Company’s ability to continue as a going concern. For fiscal year 2004 and the period ended November 20, 2005, the Company sustained losses of approximately $781,000 and $573,000, respectively. These losses have had a substantial adverse effect on the working capital of the Company.
In June of 2004, the Company restructured its $2,500.000 in bank financing. This financing has subsequently been taken over by CPS, which now holds much of the working capital debt that has been used in the business during 2005. As of November 30, 2005, there was an outstanding balance of $7,091,000 on the loans from CPS and Robert S. Kendall, its chairman. We believe these loans have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction.
In addition to the CPS loans, from time to time, Mr. Julius L. Hess, the Company’s Vice President, Secretary and a Director, has provided the Company with cash investments to help fund certain specified transactions. From December 1, 2004 through November 20, 2005, Mr. Hess has invested a total of $715,925 to fund such transactions. In agreement for providing such funds, which amounts may not otherwise have been available to the Company, Mr. Hess typically receives remuneration in the amount of up to fifty percent of the gross profit from such transactions. Upon settlement of the transactions during the period from December 1, 2004 through November 20, 2005, Mr. Hess will have received total proceeds of $822,433. We believe these investments have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction. As of November 20, 2005, there was an outstanding balance of $227,279 on these loans.
In addition to the above-noted investments, Mr. Hess has, from time to time, provided loans to the Company to cover certain working capital expenses such as payroll. Mr. Hess does not receive any remuneration for these loans, other than the return of principal. These loans are typically paid back within a short period of time. From December 1, 2004 throuth November 20, 2005 Mr. Hess provided $217,000 in loans of this kind to the Company. As of November 20, 2005, there was no outstanding balance on these loans.
Net Tax Operating Loss Carryforwards
As of November 20, 2005 the Company has approximately $16,354,000 in net tax operating loss carryforwards which will expire at various dates through the year 2025 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $16,354,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.
RESULTS FROM OPERATIONS
Fiscal 2005 as Compared to Fiscal 2004
Revenues decreased from approximately $3,915,000 in fiscal 2004 to $2,996,000 in fiscal 2005, a decrease of 23.5%. Gross margins on sales increased from 23.8% in 2004 to 43.4% in 2005 due primarily to a better than average sales mix in the first and fourth quarters of the year. Volume still was not sufficient to allow the Company to be profitable.
Operating expenses (SG & A) increased from $1,544,000 in fiscal 2004 to $1,620,000 for the period ended November 20, 2005. Operating expenses as a per cent of sales increased from 40.1% in fiscal 2004 to 54.1% in 2005. The increase in operating expenses is due primarily to the growth in employee costs.
Interest expense at increased significantly from $220,000 in 2004 to $370,000 in 2005 and was due to the eight increased in the prime rate experienced during the year.
CURRENT OUTLOOK
On November 20, 2005, Sentex Sensing Technology, Inc. (the “Company”) entered into a Contribution and Investment Agreement (the “Investment Agreement”) with JJJ-RT, LLC (“JJJ-RT”), Regency Technologies, Inc. (“Regency”), a wholly owned subsidiary of the Company, and Regency Acquisition, LLC (“New LLC”), a wholly owned subsidiary of Regency. Under the Investment Agreement, Regency contributed all of its operating assets to New LLC and New LLC assumed all of the obligations of Regency except for amounts due Robert Kendall, Chief Executive of the Company, of about $200,000 and certain inter-company accounts payable between Regency and the Company in the amount of $47,000, and JJJ-RT has the right to invest up to $800,000 in New LLC on an as-needed basis. The members of JJJ-RT will primarily control when any such investments are made. For every $10,000 of capital JJJ-RT invests into New LLC, JJJ-RT would be entitled to 1% of the equity interest until it owned 50% of the interests of New LLC. These investments by JJJ-RT would dilute the Company’s interests in New LLC. The majority members of JJJ-RT are James Levine, the Executive Vice President of Regency, and Julius Hess, a former director and executive officer of the Company and a current officer of Regency. Mr. Levine and Mr. Hess are the sons-in-law of Mr. Kendall.

JJJ-RT would not be entitled to purchase any further equity interests beyond a 50% interest until the later of (a) the date the Company had another operating business or (b) January 31, 2006 (the “Event Date”), as set forth in the Investment Agreement. If the executive management determines that more than $500,000 in funds are required to be invested in New LLC prior to the Event Date, then such funds may be invested in New LLC as a loan, which principal amount of the loan may be converted into equity interests of New LLC after the Event Date at a rate of 1% of equity interest for each $10,000 of principal that is converted. Upon conversion of any such loans, all accrued interest on that portion of the converted principal will be forgiven. JJJ-RT would not have the right to purchase more than 80% of the equity interests in New LLC, whether by a direct investment in cash or upon conversion of any loans under the terms of the Investment Agreement, without further agreement from the Company.
The Investment Agreement was subject to the receipt of a fairness opinion (the “Fairness Opinion”) as to the fairness to the shareholders of the Company of the transactions described therein from a financial point of view. The Fairness Opinion was received by the Company on November 25, 2005. The Fairness Opinion was prepared by Kline & London CPAs, Inc. (“Kline & London”). Kline & London had not previously provided services or received fees from the Company or Regency. Kline & London’s fees for this engagement were not contingent upon a favorable opinion, and they have no verbal, written or implied agreement to provide future services or receive future fees from the Company or Regency.
The Company, together with the other parties to the Investment Agreement, determined that JJJ-RT should receive 1% equity in New LLC for each 10,000 invested. Such amount of compensation was not recommended by Kline & London. However, after reviewing and relying upon material relating to the financial and operating conditions of the Company and Regency, including (a) the Investment Agreement, (b) the Operating Agreement of New LLC, (c) the annual filings with the Securities and Exchange Commission (“SEC”) for the three years ended November 30, 2002, 2003 and 2004, (d) the quarterly reports filed with the SEC for the first three quarters of 2005, (e) internal financial analyses and forecasts for the Company and Regency prepared by certain members of the senior management of the Company and Regency, and (f) certain publicly available information with respect to the Company and Regency and other companies engaged in similar operations, and after conducting discussions with executive management of the Company, Regency and JJJ-RT concerning historical financial performance and future business prospects and forecasts and reviewing summary reports prepared by a financial advisor engaged to raise capital for the Company, Kline & London provided its opinion that the terms of the Investment Agreement are fair, from a financial point of view, to the Company’s shareholders.
No limitations were imposed by the Company on the scope of the investigation by Kline & London. The Fairness Opinion will be made available for inspection and copying at the principal executive office of the Company during regular business hours by any interested equity security holder.
The Company will not receive any of the invested cash from JJJ-RT as a payment for its existing equity interest in Regency, and will be diluted with each sale of equity interests to JJJ-RT. The Company believes, however, that this transaction provides it the best opportunity to realize a potential return on its existing investment in light of its existing options.
New Accounting Standards — In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.
In December 2004, the FASB released a revised version of SFAS No. 123 (FASB 123R), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In June 2005, the FASB released SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3, to change the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect. If impracticable to determine period specific effects, this statement requires the new accounting principle to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding entry made to opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect to prior periods, the statement requires the new accounting principle to be applied from the earliest date practicable. This statement requires that a change in depreciation, amortization and depletion methods for long-lived assets be accounted for as a change in estimate effected by a change in accounting principle. Lastly, this statement carries forward guidance from Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.
ITEM 7 FINANCIAL STATEMENTS
See Index to Financial Statements appearing on page F-2
ITEM 8 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A. CONTROLS AND PROCEDURES
The Company’s Chief Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing of this annual report, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.
ITEM 8B. OTHER INFORMATION
None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT
The Directors and Executive Officers of the Company are as follows:

Name	Age	Position

Robert S. Kendall	67	Chairman, President and Treasurer
James S. O’Leary	68	Director
William R. Sprow	67	Controller
ROBERT S. KENDALL has been the Chairman, President and Treasurer of the Company since March 1, 1996. He shall maintain his position as a duly elected director of the Company until such time as his successor is duly qualified and elected. He is also President and Chairman of CPS Capital, Limited, an investment company based in Cleveland. Until April 1996, he was also Chairman of the Board and founder of LDI Corporation, an asset leasing and technology services company which he, along with two others, founded in 1972. LDI was one of the largest independent lessors of technology and computer equipment in the United States. Mr. Kendall is also a general partner in NCP, Ltd., a real estate partnership actively engaged in investing, acquiring, financing and managing commercial, industrial and other properties. From 1969 to 1972, Mr. Kendall was branch manager at Victor Computer, a manufacturer and distributor of computer systems. From 1963 to 1969, he was a salesman, financial specialist and sales manager at Burroughs Corporation (now Unisys Corp.). Mr. Kendall graduated from Case Western Reserve University with a bachelor’s degree in psychology in 1960, and attended graduate school at John Carroll University.
JAMES S. O’LEARY had been employed by Monitek since August 1982 and served as its Executive Vice President, Secretary and Treasurer since April 1987. The Company has retained his services and, from December 1996 through November 1998, he served as Vice President of Finance and Chief Financial Officer. In December 1998, Mr. O’Leary was elected as a Director and was appointed Chief Operating Officer of the Company. In September 1999, Mr. O’Leary resigned from his position as Chief Operating Officer but he remained a Director. He shall maintain his position as a duly elected director of the Company until such time as his successor is duly qualified and elected.
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
There were two meetings of the Company’s Board of Directors during the fiscal year ended November 30, 2005.

The Company’s Board of Directors does not currently have a nominating committee, audit committee or a compensation committee.
Currently Mr. Sprow serves as the Board’s “Financial Expert” as that term is defined in the Instruction to paragraph (e)(1) of Item 401 of Regulation S-B. Mr. Sprow is not “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
Code of Ethics
The Company has not adopted a code of ethics or similar policy that applies to our principal executive officer, principal financial officer, principal accounting officer or Controller. We feel such a code of ethics is not necessary at this time because of the limited size of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than ten percent of our common shares to file reports with the Securities and Exchange Commission regarding their ownership and changes in their ownership of our common shares. To our knowledge, during 2005, our executive officers, directors and greater than ten percent shareholders complied with all Section 16(a) filing requirements on time.
ITEM 10 EXECUTIVE COMPENSATION
The following information is set forth with respect to the Company’s Chief Executive Officer. No other executive officer whose total compensation exceeded $100,000 for the fiscal year ended November 30, 2005.

	ANNUAL COMPENSATION
				OTHER ANNUAL
	YEAR	SALARIES	BONUS	COMPENSATION
Robert S. Kendall	2005	-0-	-0-	-0-
(Chief Executive Officer)	2004	-0-	-0-	-0-
	2003	-0-	-0-	-0-
Long-Term Compensation:
No long-term compensation was paid during the fiscal years ended November 30, 2005, 2004, or 2003 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.
Stock Options:
The Company adopted the Sentex Sensing Technology, Inc. Stock Option Plan at a special meeting of its shareholders held on November 14, 1996. Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 2005, there were no Company stock options held by the directors or executive officers of the Company.

Compensation Pursuant to Plans:
The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 2005, 2004, or 2003.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Equity Compensation Plan Information

	Number of securities to be		Number of securities remaining available for
	issued upon exercise of	Weighted average exercise	future issuance under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities reflected in
	and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	7.000.000

Equity compensation plans not approved by security holders	NA	NA	NA

Total	0	0	7,000,000
The following sets forth certain information regarding the beneficial ownership of the Common Shares as of February 7, 2006 by: (a) the Company’s Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; and (c) the Company’s executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.

NAME AND ADDRESS	AMOUNT AND NATURE
OF BENEFICIAL OWNER (1)	OF BENEFICIAL OWNER	PERCENTAGE

Robert S. Kendall (2)	48,029,814	47.2%

James S. O’Leary	—	—

Julius L. Hess	—	—

Ronald M. Lipson	687,500	*
3 Laurel Hill Lane
Pepper Pike, Ohio 44124

CPS Capital, Limited (3)	48,029,814	47.2%
1801 East Ninth Street
Cleveland, Ohio 44114

All Directors and Officers	48,717,314	47.9%

(as a group persons)
1)	The name and address of each individual is listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, Ohio 44114.

2)	All common shares distributed to Mr. Kendall are held of record by CPS Capital, Ltd. or are beneficially owned by CPS Capital, Ltd. Mr. Kendall and his wife own 100% of the outstanding membership interests in CPS Capital, Ltd.

3)	CPS is the record holder of 48,029,814 Common Shares and has sole voting and dispositive power with respect to such shares.
•	Represents less than 1% of the outstanding Common Shares.
Change in Control
No arrangements currently exist which may result in a change in control of the Company.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CPS Management Agreement:
After CPS acquired effective control of the Company, CPS entered into a Management Agreement with the Company, which was effective on March 1, 1996. (the “Original Management Agreement”). In connection with the execution of the Merger Agreement, dated June 24, 1996 (the “Merger Agreement”), CPS and the Company entered into an Amended and Restated Management Agreement (the “Amended and Restated Management Agreement”). Pursuant to the Original Management Agreement, CPS agreed to cause its personnel to perform the functions that would normally be performed by officers of the Company. Presently, such personnel consist mainly of Mr. Kendall, the Chairman of CPS and William R. Sprow the Controller of CPS. In order to permit Mr. Kendall and Mr. Sprow to function as officers and for them to be properly insured as officers of the Company, Mr. Kendall has been elected as the President and Treasurer of the Company and Mr. Sprow has been elected Chief Financial Officer of the Company.
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
Working Capital Assistance:
During fiscal 1997 through fiscal 2001, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through November 2002, CPS provided the Company a series of temporary capital loans at a prime interest rate plus 100 basis points. The outstanding balance of such loans total $7,090,713, including accrued interest, as of November 30, 2005. From time to time, Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall’s personal assets and/or providing guarantees so the Company could obtain financing from the Bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company unless the notes are converted into Common Shares at some future date. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

In addition to the CPS loans, from time to time, Mr. Julius L. Hess, the Company’s Vice President, Secretary and a Director, has provided the Company with cash investments to help fund certain specified transactions. From December 1, 2004 through November 20, 2005, Mr. Hess has invested a total of $715,925 to fund such transactions. In agreement for providing such funds, which amounts may not otherwise have been available to the Company, Mr. Hess typically receives remuneration in the amount of up to fifty percent of the gross profit from such transactions. Upon settlement of the transactions during the period from December 1, 2004 through November 20, 2005, Mr. Hess will have received total proceeds of $822,433. We believe these investments have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction. As of November 20, 2005, there was an outstanding balance of $227,279 on these loans.
In addition to the above-noted investments, Mr. Hess has, from time to time, provided loans to the Company to cover certain working capital expenses such as payroll. Mr. Hess does not receive any remuneration for these loans, other than the return of principal. These loans are typically paid back within a short period of time. From December 1, 2004 throuth November 20, 2005 Mr. Hess provided $217,000 in loans of this kind to the Company. As of November 20, 2005, there was no outstanding balance on these loans.

ITEM 13 EXHIBIT            LISTS AND REPORTS ON FORM 8-K
(A) EXHIBITS

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3.1	Certificate of Incorporation, as amended (3)

3.2	First Amended and Restated Bylaws of the Company (6)

3.3	Certificate of Incorporation of Sentex Acquisition Corp. (4)

3.5	Certificate of Merger (Sentex Systems, Inc. into Sentex) (4)

3.6	Certificate of Incorporation of Sentex Systems, Inc. (5)

4.1	Specimen Certificate of Common Shares (3)

10.2	Consulting Agreement with Ms. Joanne Bianco, dated March 1, 1996 (2)

10.3	Sentex 1996 Long-Term Incentive Stock Option Plan (1)

21.1	List of Subsidiaries (6)

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 200
1)	Incorporated by reference to Annex A of the Joint Proxy Statement/Prospectus which is a part of Amendment No. 1 to the Registration Statement on Form S-4, filed on October 4, 1996, File No. 333-12993 (the “Registration Statement”).

2)	Incorporated by reference to exhibits of the Registration Statement bearing the same exhibit numbers.

3)	Incorporated by reference to exhibits bearing same exhibit numbers, filed with the Company’s Registration Statement on Form S-1, File No. 2-86860.

4)	Incorporated by reference to exhibits bearing the same exhibit numbers, file with the Company’s Form 10-KSB for the fiscal year ended November 30, 1992.

5)	Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company’s Form 10-KSB for the fiscal year ended November 30, 1984.

6)	Incorporated by reference to exhibits bearing the same exhibit numbers, filed with the Company’s Form 10-KSB for the fiscal year ended November 30, 1996.
(B) REPORTS ON FORM 8-K
None.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate audit fees billed for professional services rendered by Hausser + Taylor LLC (the “Firm”) for auditing registrant’s annual financial statements included in the registrant’s 10-KSB and review of its internal financial statements included in the registrant’s 10-QSB’s were $31,100 in 2005 and $43,500 in 2004.
The Firm did not charge the Company any audit-related, tax or other fees for these years.
The Firm has a continuing relationship with American Express Tax and Business Services, Inc. (“TBS”) from which it leased auditing staff who are full time, permanent employees of TBS and through which its shareholders provide non-audit services. As a result of this arrangement, the Firm has no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered with its examination.
SIGNATURE
Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006	SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall
Robert S. Kendall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert S. Kendall
Robert S. Kendall	Chairman, President and Treasurer	March 15, 2006

/s/ James S. O’Leary
James S. O’Leary	Director	March 15, 2006

/s/ William R. Sprow
William R. Sprow	Chief Financial Officer	March 15, 2006

/s/ William R. Sprow
William R. Sprow	Controller	March 15, 2006