Form 10KSB/A
period 2005-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2006-04-18
CIK 729599

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
Common Shares, no par value
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act. Yes X   No ___
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes        No   X
The Company’s revenues for the period ended November 30, 2005 were $159,175.
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
Yes _____  No __X__
DOCUMENTS INCORPORATED BY REFERENCE

Part IV — Item 13 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K       See Page 16.
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
FINANCIAL CONDITION
Working Capital and Liquidity
During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company’s certified public accountants, Hausser + Taylor LLC, have included in their auditors’ report, which covers the Company’s financial statements for the years ended November 30, 2004 and November 30, 2005, a statement that the Company’s recurring losses from operations raised substantial doubt about the Company’s ability to continue as a going concern. For fiscal year 2004 and the period ended November 20, 2005, the Company sustained losses of approximately $781,000 and $377,000, respectively. These losses have had a substantial adverse effect on the working capital of the Company.
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
Net Tax Operating Loss Carryforwards
As of November 20, 2005 the Company has approximately $16,376,000 in net tax operating loss carryforwards which will expire at various dates through the year 2025 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $16,376,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.
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
Interest expense at increased significantly from $220,000 in 2004 to $370,000 in 2005 and was due to the eight increases in the prime rate experienced during the year.
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
The Firm has a continuing relationship with RSM McGladrey (“RSM”) from which it leased auditing staff who are full time, permanent employees of TBS and through which its shareholders provide non-audit services. As a result of this arrangement, the Firm has no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered with its examination.
SIGNATURE
Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2006	SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Robert S. Kendall
Robert S. Kendall, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert S. Kendall
Robert S. Kendall	Chairman, President and Treasurer	April 18, 2006

/s/ James S. O’Leary
James S. O’Leary	Director	April 18, 2006

/s/ William R. Sprow
William R. Sprow	Chief Financial Officer	April 18, 2006

/s/ William R. Sprow
William R. Sprow	Controller	April 18, 2006

SENTEX SENSING TECHNOLOGY, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL REPORT

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONTENTS

Page
AUDITORS’ REPORT ON THE FINANCIAL STATEMENTS	F-3

FINANCIAL STATEMENTS
Consolidated balance sheet	F-4
Consolidated statements of operations	F-5
Consolidated statements of stockholders’ equity (deficit)	F-6
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-8 - F-18

Independent Auditors’ Report
To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio
     We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company’s liquidity to a very low level. At November 30, 2005, current liabilities exceed current assets by $7,693,586. This and other matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
Hausser + Taylor LLC
Cleveland, Ohio
April 18, 2006

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
November 30, 2005

ASSETS
CURRENT ASSETS
Cash	$68
Total current assets		$68

OTHER ASSETS
Investment in JJJ-RT, LLC	—	—

		$68

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable:
Related party	$7,090,712
Trade and other accounts payable ($441,671 to related parties)	555,147
Accrued liabilities	14,123
Consulting contracts payable	21,249
Convertible subordinated notes payable	12,423

Total current liabilities		$7,693,654

COMMITMENTS AND CONTINGENCIES		—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value
Authorized - 200,000,000 shares Issued - 111,460,911 shares Outstanding - 103,764,911 shares	$2,867,579
Retained earnings (deficit)	(10,291,697)
Treasury shares at cost, 7,696,000 shares	(269,468)

Total stockholders’ equity (deficit)		(7,693,586)

		$68

The accompanying notes are an integral part of these financial statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended November 30, 2005 and 2004

	2005	2004
REVENUES
Sales	$—	$—
Other income	159,175	33,596

Total revenues	159,175	33,596

COST AND EXPENSES
Cost of sales	—	—
Selling, general and administrative	255,730	240,949

Total costs and expenses	255,730	240,949

LOSS FROM OPERATIONS	(96,555)	(207,353)

OTHER EXPENSE
Interest	369,819	219,969
Other Expense	3,665	—

LOSS FROM CONTINUING OPERATIONS	(470,039)	(427,322)

NET LOSS ON DISPOSAL OF SUBSIDIARY	(14,414)	—

INCOME(LOSS) FROM DISCONTINUED OPERATIONS	107,817	(353,512)

NET LOSS	$(376,636)	$(780,834)

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	101,967,651	101,764,911

The accompanying notes are an integral part of these financial statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended November 30, 2005 and 2004

						Total
			Retained			Stockholders’
	Common Stock		Earnings	Treasury Stock		Equity
	Shares	Amount	(Deficit)	Shares	Amount	(Deficit)
Balance – November 30, 2003	109,460,911	$2,867,579	$(9,134,227)	7,696,000	$(269,468)	$(6,536,116)

Comprehensive loss
Net loss	—	—	(780,834)	—	—	(780,834)

Balance – November 30, 2004	109,460,911	2,867,579	(9,915,061)	7,696,000	(269,468)	(7,316,950)

Issued shares	2,000,000

Comprehensive loss
Net loss	—	—	(376,636)	—	—	(376,636)

Balance – November 30, 2005	111,460,911	$2,867,579	$(10,291,697)	7,696,000	$(269,468)	$(7,693,586)

The accompanying notes are an integral part of these financial statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended November 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(376,636)	$(780,834)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on disposal of subsidiary	(14,414)
Forgiveness of inter-company debt	(232,500)
Depreciation and amortization	3,134	1,082
Noncash interest expense	369,819	141,098
Changes in assets and liabilities:
Accounts receivable	5,700	127,275
Inventory	7,219	240,122
Other assets	36,042	4,800
Accounts payable	78,692	(136,166)
Accrued liabilities	(508,585)	(40,060)

Total adjustments	(226,065)	338,151

Net cash used by operating activities	(602,701)	(442,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of leasehold improvements	(19,003)	—
Cash transfer to Regency Technologies, Ltd.	(34,248)	—

Net cash provided by investing activities	(53,251)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable — related party	697,999	2,910,225
Payments on notes and accounts payable — related party	(54,851)	(2,500,000)

Net cash provided by financing activities	643,148	410,225

NET DECREASE IN CASH	(12,804)	(32,458)

CASH – BEGINNING OF YEAR	12,872	45,330

CASH – END OF YEAR	$68	$12,872

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$33,296
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
On July 2, 2001, the Company acquired Regency Technologies, Ltd. from Regency Steel, LLC. In connection with the acquisition, the Company issued 1,250,000 common shares held in treasury in exchange for 100% of Regency Technologies, Ltd. The Company’s only significant operations in the years ended November 30, 2005 and 2004 consisted of Regency Technologies, Ltd.’s operations. The Company specializes in the buying, selling, and trading of information technology equipment (primarily computer equipment). The primary focus of the Company’s business revolves around acquiring unneeded, older computer equipment and reselling that equipment to certain consumers on a global basis. The Company’s business is confined to one industry segment and two geographical reporting segments. The Company’s assets are all located within the United States.
Effective November 20, 2005 the Company transferred substantially all of the net assets of Regency Technologies, Ltd. to two of the Regency management team members and others (See Note 13.). The Company had been unsuccessful in its quest to raise growth capital that was necessary for further growth of Regency Technologies, Ltd.
We therefore completed a smaller transaction whereby members of management and others invested their own capital under a purchase agreement with JJJ-RT, LLC which resulted in their acquiring control of Regency.
The Company will ultimately retain a 20% minority interest in JJJ-RT, LLC.
This business has been accounted for as a discontinued operation in the consolidated statements of operations for all periods presented.
Financial information relating to the discontinued operations of Regency Technologies, Ltd. follows:

	Years Ended November 30,
	2005	2004
REVENUES
Net Sales	$2,996,278	$3,847,228

COST AND EXPENSES
Cost of sales	1,705,855	2,931,456
Selling and general	1,376,403	1,303,052

Total costs and expenses	3,082,258	4,234,508

INCOME(LOSS) FROM OPERATIONS OF DISCONTINUED OPERATIONS	(85,980)	(387,280)

Other income	193,797	33,768

NET INCOME(LOSS)	$107,817	$(353,512)

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies
A.	Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company’s liquidity to a very low level. At November 30, 2005, current liabilities exceed current assets by $7,693,586. Additionally, at November 30, 2005, the Company has no operations. These and other matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company’s ability to continue in existence is primarily dependent upon its planned ability to arrange adequate financing and to attain profitable operating activities to sustain required cash flows.

B.	Receivable and Credit Policies – Through November 20, 2005 accounts receivable were uncollateralized customer obligations due with various trade terms from the invoice date and were stated at the amount billed to the customer. Payments of accounts receivable were applied to the specific invoices identified on the customer’s remittance advice. The carrying amount of accounts receivable was reported net of the allowance for doubtful accounts reserve, which reflects management’s best estimate of the amount that would not be collected. Management individually reviews all accounts receivable balances and any customer account balances with invoices dated over 120 days past due were considered delinquent. These delinquent invoice amounts plus any other invoices deemed not to be collected were reserved for in the allowance for doubtful accounts reserve. Specific accounts were charged directly to the reserve when management obtained evidence of a customer’s insolvency or otherwise determined that the account was uncollectible.

C.	Revenue Recognition – Through November 20, 2005 the Company recorded revenue as customers were billed for consulting services.

D.	Concentration of Credit and Risk Factors – Financial instruments which potentially subject the Company to concentrations of credit risk include cash and equivalents and accounts and notes receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Also see Notes 2.B., 2.G. and 13.

E.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)
F.	Income Taxes – The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

G.	Fair Value of Certain Financial Instruments – The fair values of cash, accounts receivable, accounts payable, and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments.

H.	Loss Per Share – Loss per share is calculated using the weighted average number of shares outstanding. Potentially dilutive securities are insignificant.

I.	New Accounting Standards — In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies (Continued)
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
J.	Certain amounts in the financial statements for the year ended November 30, 2005 have been reclassified to conform with current year presentation.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investment in Regency Technologies, Ltd.

Due to a change in control, the Company now accounts for its investment in JJJ-RT, LLC on the equity method. However, losses and distributions have exceeded the Company’s investment in JJJ-RT, LLC. Accordingly, the Company has reflected such investments at zero. The Company’s share of future losses in this investment will be suspended for book purposes. Furthermore the Company’s share in future income will not be recognized until the aggregate of such income equals the aggregate of their suspended losses.

The net loss on disposal of subsidiary (Regency Technologies, Ltd.) is the result of recognizing the net investment deficit in Regency as of November 20, 2005 as income to bring the value of the investment to zero and decreasing that gain by the forgiveness of inter-company debt as stated in the Contribution and Investment Agreement. (See note 13.)

Deficit equity in Regency Technologies, Ltd.	$ 218,086

Inter-company debt forgiveness	(232,500)

Net loss on disposal of subsidiary	$ (14,414)

The following table sets forth certain summarized financial information of Regency Technologies, Ltd., the Company’s only investment, based upon the applicable financial statements, adjusted for accounting principles generally accepted in the United States of America.

BALANCE SHEET DATA	2005

Current assets	$223,085
Leasehold improvements	15,869
Other assets	990

Total Assets	239,944

Current Liabilities	458,030
Partners’ Equity	(218,086)

Total liabilities and partners’ equity	$239,944

STATEMENT OF INCOME DATA

Revenues	$2,996,278

Net income	$107,817

Note 4.	Accrued Liabilities

Accrued liabilities consist of the following at November 30, 2005:

Other	14,123

$14,123

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5.	Notes Payable – Bank and Other Borrowing Arrangements

During the years ended November 30, 2005 and 2004, the Company’s principal stockholder (CPS Capital, Ltd.) and the Company’s Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 2005, the Company had notes payable of $7,090,712, including accrued interest of approximately $1,121,000 (bearing interest at 1% over the prime rate) to its principal stockholder in connection with such unsecured loans.

Interest expense for the years ended November 30, 2005 and 2004 amounted to $369,819 and $219,969, respectively. Interest expense includes $191,456 and $141,098 for the years ended November 30, 2005 and 2004, respectively, of interest that has been added to the principal balance of the notes described in the preceding paragraph.

Note 6.	Convertible Subordinated Notes Payable

Convertible subordinated notes payable of $12,423 are subordinated to all present and future obligations of the Company and have a stated interest rate of 5.05% per annum. The notes can be converted at the holders’ or Company’s option into that number of shares by dividing the face amount of the note by $.075. The conversion terms contain standard anti-dilutive provisions to adjust the conversion price. The notes matured December 1, 2000.

Note 7.	Commitments and Contingencies

The Company leases office space under a non-cancelable operating lease which expires March 1, 2006. The following is a schedule of future minimum lease payments as of November 30, 2005:

2006	11,910
Rent expense for the year ended November 30, 2005 was $48,447.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Stock Incentive Plan

The Company has a long-term incentive plan (“Incentive Plan”) to provide current and future directors, officers and employees incentives to stimulate their active interest in the development and financial success of the Company. The Incentive Plan provides for the granting of “incentive stock options,” under Section 422 of the Internal Revenue Code of 1986, as amended, or other stock options, stock appreciation rights, restricted, or nonrestricted stock awards to purchase not more than 7,000,000 shares (which shares have been reserved by the Company) of common stock as determined by the Company’s Incentive Plan Committee (the “Committee”). The option prices per share of common stock, which are the subject of incentive stock options and other stock options under the Incentive Plan, shall not be less than 100% of the fair market value of the Company’s shares of common stock on the date such option is granted. The Committee shall determine when each option is to expire but no option shall be exercisable for a period of more than 10 years from the date upon which the option is granted. Generally, options granted under the Incentive Plan vest or terminate upon the employee leaving the Company and are subject to automatic acceleration of any vesting requirements given certain changes in control of the Company. No options were outstanding to purchase the Company’s stock during the years ended November 30, 2005 and 2004.

Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners: (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 2005, the Company has not granted any appreciation rights under the Incentive Plan.

Note 9.	Profit-Sharing Plan

The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 2005 and 2004.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10.	Income Taxes

As referred to in Note 1, the Company utilizes SFAS 109, “Accounting for Income Taxes.” A reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

	2004	2003
Expected federal income tax benefit at the statutory rate	(34.0)%	(34.0)%

Increase in taxes resulting from:
Effect of operating loss for which no tax carrybacks are available	(34.0)	34.0

	—%	—%

The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$3,437,700	$3,235,400
Other	—	—

Total gross deferred tax assets	3,437,700	3,235,400
Less valuation allowance	3,437,700	3,235,400

Net deferred tax assets	$—	$—

The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).
The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 2005 and 2004, the Company recorded increases of $202,300 and $223,300, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.
At November 30, 2005, the Company had approximately $16,376,000 of net operating loss carryforwards available to offset future federal taxable income. The federal non-limited net operating loss carryforwards expire at various dates from 2013 through 2025. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company’s net operating loss includes approximately $6,265,000 of loss carryforwards that may be subject to limitations as a result of these provisions.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11.	Related Party Transactions

The Company has a management agreement with an affiliate and significant stockholder, CPS Capital, Ltd., to perform management and executive services. Based on limited operations, the Company and CPS agreed to reduce the management fee until the Company expands its operations. As of November 30, 2005, the balance due for unpaid management fees was $441,671.

Note 12.	Legal Contingencies

During October 2004, the Company was dismissed without prejudice from the matter, State of Ohio, Department of Administrative Services v. IQ Solutions, et al.; Case No. 03-CVH05-6054: Franklin County Common Pleas Court, Ohio which was previously disclosed.

Note 13.	Other

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13.	Other (Continued)

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13.	Other (Continued)

The Company will not receive any of the invested cash from JJJ-RT as a payment for its existing equity interest in Regency, and will be diluted with each sale of equity interests to JJJ-RT. The Company believes, however, that this transaction provides it the best opportunity to realize a potential return on its existing investment in light of its existing options.