Form 10QSB
period 2006-02-28
SENTEX SENSING TECHNOLOGY INC
filed 2006-04-21
CIK 729599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13328
                For the quarterly period ending February 28, 2006

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

                                 (216) 687-0289
              (Registrant's telephone number including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12 (g) of the Exchange Act:
                           Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of February 28, 2006 is 103,764,911

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     NOVEMBER 30, 2005 AND FEBRUARY 28, 2006

                                                   NOVEMBER 30,    FEBRUARY 28,
                                                       2005            2006
                                                     (AUDITED)      (UNAUDITED)
   ASSETS

CURRENT ASSETS
   Cash                                            $         68    $         --
                                                   ------------    ------------

       TOTAL CURRENT ASSETS                                  68              --

OTHER ASSETS
   Investment in JJJ-RT, LLC                                 --              --
                                                   ------------    ------------

TOTAL ASSETS                                       $         68    $         --
                                                   ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable:
       Related party                               $  7,090,712    $  7,241,744
   Trade and other accounts payable ($441,671
       and $441,671 to related parties)                 555,147         536,330
   Accrued liabilities                                   14,123          14,123
   Consulting contracts payable                          21,249          21,249
   Convertible subordinated notes payable                12,423          12,423
                                                   ------------    ------------

     TOTAL CURRENT LIABILITIES                        7,693,654       7,825,869


STOCKHOLERS' EQUITY
   Common stock, no par value
       Authorized - 200,000,000 shares
       Issued - 111,460,911 shares
       Outstanding - 103,764,911 shares               2,867,579       2,867,579
   Accumulated deficit                              (10,291,697)    (10,423,980)
   Treasury shares at cost, 7,696,000 shares           (269,468)       (269,468)
                                                   ------------    ------------

   TOTAL STOCKHOLDERS' EQUITY                        (7,693,586)     (7,825,869)

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $         68    $         (0)
                                                   ============    ============


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            ENDED FEBRUARY 28, 2005 AND FEBRUARY 28, 2006 (UNAUDITED)

                                                      THREE MONTHS ENDED
                                               FEB 28, 2005       FEB 28, 2006
                                               -------------      -------------

REVENUES
    Sales                                      $          --      $          --
    Interest and other income                          4,164              5,246
                                               -------------      -------------
         Total Revenues                                4,164              5,246

COST OF GOODS SOLD                                        --                 --
                                               -------------      -------------

GROSS PROFIT                                           4,164              5,246

OPERATING EXPENSES
    Administration                                    61,830             26,777
                                               -------------      -------------

        Total expenses                                61,830             26,777
                                               -------------      -------------

LOSS FROM OPERATIONS                                 (57,666)           (21,531)

OTHER EXPENSE
    Interest Expense                                  78,834            110,752
                                               -------------      -------------

LOSS FROM CONTINUING OPERATIONS                     (136,500)          (132,283)

INCOME FROM DISCONTINUED OPERATIONS                   53,238                 --
                                               -------------      -------------

NET LOSS                                             (83,262)          (132,283)

NET PROFIT(LOSS) PER SHARE (BASIC AND
    DILUTED)                                   $       (0.00)     $       (0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING            101,764,911        103,764,911


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 28, 2006 (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                   FEB 28, 2005     FEB 28, 2006
                                                                   ------------     ------------
OPERATING ACTIVITIES:
   Net loss                                                        $    (83,262)    $   (132,283)
   Adjustment to reconcile net loss to net
     cash used by operating activities:
        Depreciation and amortization                                        --               --
        Noncash interest expense                                         78,834          110,752
        Accounts receivable                                             (86,275)              --
        Inventories                                                       8,091               --
        Other assets                                                         --               --
        Accounts payable                                                 96,283          (18,818)
        Accrued liabilities                                             (53,476)              --
                                                                   ------------     ------------

         Total Adjustments                                               43,457           91,934
                                                                   ------------     ------------

            Net cash used by operating activities                       (39,805)          40,349

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on notes and accounts payable - related party                38,507           40,281
   Payments on note payable - related party                                  --               --
                                                                   ------------     ------------

            Net cash provided by financing activities                    38,507           40,281
                                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH                                          (1,298)             (68)

CASH - BEGINNING OF PERIOD                                               12,872               68
                                                                   ------------     ------------

CASH - END OF PERIOD                                               $     11,574     $         --
                                                                   ============     ============

Supplemental disclosure of cash flow information:
   Cash paid during the quarter for:
        Interest                                                   $         --     $         --
                                                                   ============     ============

                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at February 28, 2006 and the results of operations and cash flows for the three months ended February 28, 2005 and February 28, 2006.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 (Commission File No. 2-13328).

(2) The results of operations for the three months ended February 28, 2005 and February 28, 2006 are not necessarily indicative of the results to be expected for the full year.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


On November 20, 2005, Sentex Sensing Technology, Inc. (the "Company") entered into a Contribution and Investment Agreement (the "Investment Agreement") with JJJ-RT, LLC ("JJJ-RT"), Regency Technologies, Inc. ("Regency"), a wholly owned subsidiary of the Company, and Regency Acquisition, LLC ("New LLC"), a wholly owned subsidiary of Regency. Under the Investment Agreement, Regency contributed all of its operating assets to New LLC and New LLC assumed all of the obligations of Regency except for amounts due Robert Kendall, Chief Executive of the Company, of about $200,000 and certain inter-company accounts payable between Regency and the Company in the amount of $47,000, and JJJ-RT has the right to invest up to $800,000 in New LLC on an as-needed basis. The members of JJJ-RT will primarily control when any such investments are made. For every $10,000 of capital JJJ-RT invests into New LLC, JJJ-RT would be entitled to 1% of the equity interest until it owned 50% of the interests of New LLC. These investments by JJJ-RT would dilute the Company's interests in New LLC. The majority members of JJJ-RT are James Levine, the Executive Vice President of Regency, and Julius Hess, a former director and executive officer of the Company and a current officer of Regency. Mr. Levine and Mr. Hess are the sons-in-law of Mr. Kendall.

JJJ-RT would not be entitled to purchase any further equity interests beyond a 50% interest until the later of (a) the date the Company had another operating business or (b) January 31, 2006 (the "Event Date"), as set forth in the Investment Agreement. If the executive management determines that more than $500,000 in funds are required to be invested in New LLC prior to the Event Date, then such funds may be invested in New LLC as a loan, which principal amount of the loan may be converted into equity interests of New LLC after the Event Date at a rate of 1% of equity interest for each $10,000 of principal that is converted. Upon conversion of any such loans, all accrued interest on that portion of the converted principal will be forgiven. JJJ-RT would not have the right to purchase more than 80% of the equity interests in New LLC, whether by a direct investment in cash or upon conversion of any loans under the terms of the Investment Agreement, without further agreement from the Company.

The Investment Agreement was subject to the receipt of a fairness opinion (the "Fairness Opinion") as to the fairness to the shareholders of the Company of the transactions described therein from a financial point of view. The Fairness Opinion was received by the Company on November 25, 2005. The Fairness Opinion was prepared by Kline & London CPAs, Inc. ("Kline & London"). Kline & London had not previously provided services or received fees from the Company or Regency. Kline & London's fees for this engagement were not contingent upon a favorable opinion, and they have no verbal, written or implied agreement to provide future services or receive future fees from the Company or Regency.

The Company, together with the other parties to the Investment Agreement, determined that JJJ-RT should receive 1% equity in New LLC for each 10,000 invested. Such amount of compensation was not recommended by Kline & London. However, after reviewing and relying upon material relating to the financial and operating conditions of the Company and Regency, including (a) the Investment Agreement, (b) the Operating Agreement of New LLC, (c) the annual filings with the Securities and Exchange Commission ("SEC") for the three years ended November 30, 2002, 2003 and 2004, (d) the quarterly reports filed with the SEC for the first three quarters of 2005, (e) internal financial analyses and forecasts for the Company and Regency prepared by certain members of the senior management of the Company and Regency, and (f) certain publicly available information with respect to the Company and Regency and other companies engaged in similar operations, and after conducting discussions with executive management of the Company, Regency and JJJ-RT concerning historical financial performance and future business prospects and forecasts and reviewing summary reports prepared by a financial advisor engaged to raise capital for the Company, Kline & London provided its opinion that the terms of the Investment Agreement are fair, from a financial point of view, to the Company's shareholders.

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

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company's certified public accountants, Hausser + Taylor LLC, have included in their auditors' report, which covers the Company's financial statements for the years ended November 30, 2004 and November 30, 2005, a statement that the Company's recurring losses from operations raised substantial doubt about the Company's ability to continue as a going concern. For fiscal year 2004 and the period ended November 20, 2005, the Company sustained losses of approximately $781,000 and $377,000, respectively. These losses have had a substantial adverse effect on the working capital of the Company.

Net Tax Operating Loss Carryforwards

As of August 31, 2005 the Company has approximately $16,508,000 in net tax operating loss carryforwards which will expire at various dates through the year 2025 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $16,508,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

On November 20, 2005, JJJ-RT, LLC assumed the operations of the former Regency Technologies, Ltd.

The Company currently has no active operation. Expenses shown on the Consolidated Statement of Operations include corporate administrative overhead only.

Investment in Regency Technologies, Ltd.:

Due to a change in control, the Company now accounts for its investment in JJJ-RT, LLC on the equity method. However, losses and distributions have exceeeded the Company's investment in JJJ-RT, LLC. Accordingly, the Company has reflected such investments at zero. The Company's share of future losses in this investment will be suspended for book purposes. Furthermore the Company's share in future income will not be recognized until the aggregate of such income equals the aggregate of their suspended losses.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

The following table sets forth certain summarized financial information of JJJ-RT, LLC, the Company's only investment, based upon the applicable financial statements, adjusted for accounting principles generally accepted in the United States of America. This information is for the quarter ended March 31, 2006 and has not been audited or reviewed.

   BALANCE SHEET DATA                                               2006
                                                                    ----
       Current assets                                             $ 361,426
       Leasehold improvements                                        14,774
       Other assets                                                     990
                                                                  ---------

            Total Assets                                            377,190
                                                                  =========

       Current Liabilities                                          344,206

       Partners' Equity                                              32,984
                                                                  ---------

            Total liabilities and partners' equity                $ 377,190
                                                                  =========

      STATEMENT OF INCOME DATA

            Revenues                                              $ 995,157
                                                                  =========

            Net income                                            $ (61,522)
                                                                  =========

CURRENT OUTLOOK

The Company is in the midst of discussions that may lead to a major breakthrough insofar as a deal is concerned. There are still hurdles to get by, but we believe a deal can get done, and quickly.

CHANGES IN ACCOUNTING STANDARDS

New Accounting Standards - In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of "normal capacity" and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This standard amended APB Opinion No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

In December 2004, the FASB released a revised version of SFAS No. 123 (FASB
123R), "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement amends and clarifies the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments and to recognize this cost over the vesting period or time period during which the employee is required to provide service in exchange for the reward. This statement is effective for the Company starting January 1, 2006. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In June 2005, the FASB released SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3, to change the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in an accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect. If impracticable to determine period specific effects, this statement requires the new accounting principle to be applied to balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding entry made to opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect to prior periods, the statement requires the new accounting principle to be applied from the earliest date practicable This statement requires that a change in depreciation, amortization and depletion methods for long-lived assets be accounted for as a change in estimate effected by a change in accounting principle. Lastly, this statement carries forward guidance from Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:  April 21, 2006             SENTEX SENSING TECHNOLOGY, INC.

                                  By: /s/ Robert S. Kendall
                                      ------------------------------------------
                                      Robert S. Kendall, Chief Executive Officer


                                      /s/ William R. Sprow
                                      ------------------------------------------
                                      William R. Sprow, Chief Financial Officer


                                      /s/ William R. Sprow
                                      ------------------------------------------
                                      William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit 31.1    302 Certification of Chief Executive Officer

      Exhibit 31.2    302 Certification of Chief Financial Officer

      Exhibit 32.1 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      Exhibit 32.2 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b) No reports on Form 8-K were filed with the Commission during the small business issuer's first quarter.