Form 10QSB
period 2006-05-31
SENTEX SENSING TECHNOLOGY INC
filed 2006-07-14
CIK 729599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13328
                  For the quarterly period ending May 31, 2006

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

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of May 31, 2006 is 103,764,911

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 2005 AND MAY 31, 2006

                                                             NOVEMBER 30,        MAY 31,
                                                                 2005             2006
                                                              (AUDITED)        (UNAUDITED)
                                                            ------------       ------------
     ASSETS

CURRENT ASSETS
     Cash                                                   $         68       $         --
                                                            ------------       ------------

         TOTAL CURRENT ASSETS                                         68                 --

OTHER ASSETS
     Investment in JJJ-RT, LLC                                        --                 --
                                                            ------------       ------------

TOTAL ASSETS                                                $         68       $         --
                                                            ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable:
         Related party                                      $  7,090,712       $  7,417,949
     Trade and other accounts payable ($441,671 and
         $441,671 to related parties)                            555,147            508,045
     Accrued liabilities                                          14,123             14,123
     Consulting contracts payable                                 21,249             21,249
     Convertible subordinated notes payable                       12,423             12,423
                                                            ------------       ------------

     TOTAL CURRENT LIABILITIES                                 7,693,654          7,973,789

STOCKHOLERS' EQUITY
     Common stock, no par value
         Authorized - 200,000,000 shares
         Issued - 109,460,911 shares
         Outstanding - 101,764,911 shares in 2005, and
             103,764,911 shares in 2006                        2,867,579          2,867,579
     Accumulated deficit                                     (10,291,697)       (10,571,900)
     Treasury shares at cost, 7,696,000 shares                  (269,468)          (269,468)
                                                            ------------       ------------

     TOTAL STOCKHOLDERS' EQUITY                               (7,693,586)        (7,973,789)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $         68       $         --
                                                            ============       ============


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
                 ENDED MAY 31, 2005 AND MAY 31, 2006 (UNAUDITED)

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 MAY 31,           MAY 31,             MAY 31,           MAY 31,
                                                  2005              2006                2005               2006
                                             ------------       ------------       ------------       ------------
REVENUES
      Interest and other income                   154,317                 --            158,481              5,246
                                             ------------       ------------       ------------       ------------
           Total Revenues                         154,317                 --            158,481              5,246

COST OF GOODS SOLD                                     --                 --                 --                 --
                                             ------------       ------------       ------------       ------------

GROSS PROFIT                                      154,317                 --            158,481              5,246

OPERATING EXPENSES
      Administration                               63,592             26,796            125,422             53,573
                                             ------------       ------------       ------------       ------------

          Total expenses                           63,592             26,796            125,422             53,573
                                             ------------       ------------       ------------       ------------

PROFIT(LOSS) FROM OPERATIONS                       90,725            (26,796)            33,059            (48,327)

OTHER EXPENSE
      Interest Expense                             90,364            121,124            169,198            231,876
                                             ------------       ------------       ------------       ------------

PROFIT(LOSS) FROM CONTINUING OPERATIONS               361           (147,920)          (136,139)          (280,203)

LOSS FROM DISCONTINUED OPERATIONS                (161,172)                --           (107,934)                --
                                             ------------       ------------       ------------       ------------

NET LOSS                                         (160,811)          (147,920)          (244,073)          (280,203)

NET LOSS PER SHARE (BASIC AND
      DILUTED)                               $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING         101,764,911        103,764,911        101,764,911        103,764,911


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS
                 ENDED MAY 31, 2005 AND MAY 31, 2006 (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                        MAY 31,          MAY 31,
                                                                         2005              2006
                                                                      ---------         ---------
OPERATING ACTIVITIES:
      Net loss                                                        $(244,073)        $(280,203)
      Adjustment to reconcile net loss to net
           cash used by operating activities:                           (26,178)               --
               Depreciation and amortization                                 --                --
               Noncash interest expense                                 169,198           231,876
               Accounts receivable                                      (74,253)               --
               Inventories                                              (29,535)               --
               Accounts payable                                         414,975           (47,101)
               Accrued liabilities                                     (310,741)               --
                                                                      ---------         ---------

                Total Adjustments                                       143,466           184,775
                                                                      ---------         ---------

                     Net cash used by operating activities             (100,607)          (95,428)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds on notes and accounts payable - related party             97,887            95,360
      Payments on note payable - related party                               --                --
                                                                      ---------         ---------

                     Net cash provided by financing activities           97,887            95,360
                                                                      ---------         ---------

NET INCREASE (DECREASE) IN CASH                                          (2,720)              (68)

CASH - BEGINNING OF PERIOD                                               12,872                68
                                                                      ---------         ---------

CASH - END OF PERIOD                                                  $  10,152         $      --
                                                                      =========         =========

Supplemental disclosure of cash flow information:
      Cash paid during the quarter for:
           Interest                                                   $      --         $      --
                                                                      =========         =========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at May 31, 2006 and the results of operations and cash flows for the six months ended May 31, 2005 and May 31, 2006.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 (Commission File No. 2-13328).

(2) The results of operations for the six months ended May 31, 2005 and May 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Net Tax Operating Loss Carryforwards

As of May 31, 2006 the Company has approximately $16,656,000 in net tax operating loss carryforwards which will expire at various dates through the year 2025. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $16,656,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

The following table sets forth certain summarized financial information of JJJ-RT, LLC, the Company's only investment, based upon the applicable financial statements, adjusted for accounting principles generally accepted in the United States of America. This information is for the five months ended May 31, 2006 and has not been audited or reviewed.

         BALANCE SHEET DATA                                   2006
                                                              ----
           Current assets                                 $   330,520
           Leasehold improvements                              14,774
           Other assets                                           990
                                                          -----------

                Total Assets                                  346,284
                                                          ===========

           Current Liabilities                                249,382

           Partners' Equity                                    96,902
                                                          -----------

                Total liabilities and partners' equity    $   346,284
                                                          ===========

          STATEMENT OF INCOME DATA

                Revenues                                  $ 1,759,533
                                                          ===========

                Net income                                $   (97,604)
                                                          ===========

CURRENT OUTLOOK

On May 4, 2006 a press release was issued stating that the Company had signed a Memorandum of Understanding with Security IT Vision, Inc. to bring to the Company the existing biometric technology of Astro Datensystems AG/Security IT Vision.

We are continuing to move forward toward the completion of this transaction, but due to its complexity, it is taking somewhat longer than originally anticipated.

While there can be no assurances that it will close, our goal is to complete the transaction during the month of August.

More will follow on this matter via press releases.

We appreciate your patience and continued interest in the Company.

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

Date: July 14, 2006            SENTEX SENSING TECHNOLOGY, INC.

                               By:   /s/ Robert S. Kendall
                                     ------------------------------------------
                                     Robert S. Kendall, Chief Executive Officer

                                     /s/ William R. Sprow
                                     -----------------------------------------
                                     William R. Sprow, Chief Financial Officer

                                     /s/ William R. Sprow
                                     -----------------------------------------
                                     William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit 31.1      302 Certification of Chief Executive Officer

      Exhibit 31.2      302 Certification of Chief Financial Officer

      Exhibit 32.1 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      Exhibit 32.2 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b) No reports on Form 8-K were filed with the Commission during the small business issuer's third quarter.