Form 10QSB
period 2006-08-31
SENTEX SENSING TECHNOLOGY INC
filed 2006-10-23
CIK 729599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-13328
                 For the quarterly period ending August 31, 2006


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

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of August 31, 2006 is 103,764,911

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 2005 AND AUGUST 31, 2006

                                                          November 30,      August 31,
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
                                                         ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable:
         Related party                                   $  7,090,712       $  7,579,812
     Trade and other accounts payable ($441,671 and
         $441,671 to related parties)                         555,147            507,307
     Accrued liabilities                                       14,123             14,123
     Consulting contracts payable                              21,249             21,249
     Convertible subordinated notes payable                    12,423             12,423
                                                         ------------       ------------

     TOTAL CURRENT LIABILITIES                              7,693,654          8,134,914


STOCKHOLERS' EQUITY
     Common stock, no par value
         Authorized - 200,000,000 shares
         Issued - 109,460,911 shares
         Outstanding - 101,764,911 shares                   2,867,579          2,867,579
     Accumulated deficit                                  (10,291,697)       (10,733,025)
     Treasury shares at cost, 7,696,000 shares               (269,468)          (269,468)
                                                         ------------       ------------

     TOTAL STOCKHOLDERS' EQUITY                            (7,693,586)        (8,134,914)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $         68       $         (0)
                                                         ============       ============


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
              ENDED AUGUST 31, 2005 AND AUGUST 31, 2006 (UNAUDITED)

                                                    Three Months Ended                    Nine Months Ended
                                              August 31,         August 31,         August 31,          August 31,
                                                 2005               2006               2005                2006
                                             ------------       ------------       ------------       ------------
REVENUES
      Interest and other income                       693                 --            159,174              5,246
                                             ------------       ------------       ------------       ------------
           Total Revenues                             693                 --            159,174              5,246

COST OF GOODS SOLD                                     --                 --                 --                 --
                                             ------------       ------------       ------------       ------------

GROSS PROFIT                                          693                 --            159,174              5,246

OPERATING EXPENSES
      Administration                               51,552             33,057            176,974             86,630
                                             ------------       ------------       ------------       ------------

          Total expenses                           51,552             33,057            176,974             86,630
                                             ------------       ------------       ------------       ------------

PROFIT(LOSS) FROM OPERATIONS                      (50,859)           (33,057)           (17,800)           (81,384)

OTHER EXPENSE
      Interest Expense                             77,624            128,067            246,822            359,943
                                             ------------       ------------       ------------       ------------

PROFIT(LOSS) FROM CONTINUING OPERATIONS          (128,483)          (161,124)          (264,622)          (441,327)

LOSS FROM DISCONTINUED OPERATIONS                 (95,191)                --           (203,125)                --
                                             ------------       ------------       ------------       ------------

NET LOSS                                         (223,674)          (161,124)          (467,747)          (441,327)

NET LOSS PER SHARE (BASIC AND
      DILUTED)                               $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING         101,764,911        103,764,911        101,764,911        103,764,911


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
              ENDED AUGUST 31, 2005 AND AUGUST 31, 2006 (UNAUDITED)

                                                                        Nine Months Ended
                                                                    August 31,      August 31,
                                                                       2005            2006
                                                                    ---------       ---------
OPERATING ACTIVITIES:
      Net loss                                                      $(467,747)      $(441,327)
      Adjustment to reconcile net loss to net
           cash used by operating activities:                              --
               Depreciation and amortization                            3,134              --
               Noncash interest expense                               246,822         359,943
               Accounts receivable                                    (54,312)             --
               Inventories                                             (1,783)             --
               Accounts payable                                       513,299         (47,840)
               Accrued liabilities                                   (359,504)             --
                                                                    ---------       ---------

                Total Adjustments                                     347,656         312,103
                                                                    ---------       ---------

                     Net cash used by operating activities           (120,091)       (129,224)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of leasehold improvements                              (24,334)             --

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds on notes and accounts payable - related party          168,718         130,256
      Payments on note payable - related party                             --          (1,100)
                                                                    ---------       ---------

                     Net cash provided by financing activities        168,718         129,156
                                                                    ---------       ---------

NET INCREASE (DECREASE) IN CASH                                        24,293             (68)

CASH - BEGINNING OF PERIOD                                             12,872              68
                                                                    ---------       ---------

CASH - END OF PERIOD                                                $  37,165       $      --
                                                                    =========       =========

Supplemental disclosure of cash flow information:
      Cash paid during the quarter for:
           Interest                                                 $      --       $      --
                                                                    =========       =========


                 See Notes to Consolidated Financial Statements

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at August 31, 2006 and the results of operations and cash flows for the nine months ended August 31, 2005 and August 31, 2006.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 (Commission File No. 2-13328).

(2) The results of operations for the nine months ended August 31, 2005 and August 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Net Tax Operating Loss Carryforwards

As of August 31, 2006 the Company has approximately $16,817,000 in net tax operating loss carryforwards which will expire at various dates through the year 2025. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $16,817,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

                SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

The following table sets forth certain summarized financial information of JJJ-RT, LLC, the Company's only investment, based upon the applicable financial statements, adjusted for accounting principles generally accepted in the United States of America. This information is for the eight months ended August 31, 2006 and has not been audited or reviewed.

          BALANCE SHEET DATA                                   2006
                                                           -----------
          Current assets                                   $   353,356
          Leasehold improvements                                15,329
          Computer and office equipment                         58,444
          Goodwill/client lists                                320,791
          Other assets                                             426
                                                           -----------

               Total assets                                    748,346
                                                           ===========

          Current liabilities                                  229,234

          Other liabilities                                     10,958

          Partners' equity                                     508,154
                                                           -----------

               Total liabilities and partners' equity      $   748,346
                                                           ===========

         STATEMENT OF INCOME DATA

               Revenues                                    $ 3,901,074
                                                           ===========

               Net income(loss)                            $  (102,271)
                                                           ===========

CURRENT OUTLOOK

On May 4, 2006 a press release was issued stating that the Company had signed a Memorandum of Understanding with Security IT Vision, Inc. to bring to the Company the existing biometric technology of Astro Datensystems AG/Security IT Vision.

We stated that we were continuing toward the completion of this transaction, but due to its complexity, it was taking longer than anticipated.

SUBSEQUENT EVENT

The deal closed on September 27, 2006 and we are now moving forward down a new road.

Significantly more will follow via press releases and other material.

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

Date: October 23, 2006            SENTEX SENSING TECHNOLOGY, INC.

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

a) Exhibit 31.1   302 Certification of Chief Executive Officer

   Exhibit 31.2   302 Certification of Chief Financial Officer

   Exhibit 32.1 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

   Exhibit 32.2 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b) One report on Form 8-K was filed with the Commission during the small business issuer's third quarter.