Form 10KSB
period 2006-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2007-03-15
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 2-13328
For the fiscal year ending November 30, 2006

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
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Company’s revenues for the period ended November 30, 2006 were $21,245.

The aggregate market value of Sentex Sensing Technology, Inc. Common Shares, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported on March 13, 2007: $11,990,866.

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, INC., issued and outstanding as of March 13, 2007 is 199,847,764.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One)
Yes ☐      No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Item 13 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K See Page 16

ITEMS OMITTED

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An information statement was mailed on September 6, 2006, to the shareholders of record on August 31, 2006 (the “Record Date”) of the Company in connection with certain actions approved by the written consent of the majority shareholders of the Company, dated as of July 24, 2006. The actions approved pursuant to the written consent were taken on September 26, 2006, 20 days after the mailing of the information statement.

Below, in bullet point format, were the most material terms of the transactions:

•
Sentex and SecITV entered into a distribution agreement under under which the Company will obtain the exclusive world-wide rights to market SecITV biometric products using its technology for a 50 year term.

•
In exchange for distribution rights, and under a share issuance and corporate governance agreement, 69,082,924 Sentex common shares were issued, at the direction of SecITV to 1stMF (the majority shareholder of SecITV) and 27,000,000 Sentex common shares were issued to two financial advisors that assisted with the transaction and are providing other services.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Common Shares trade on the Over-the-Counter Bulletin Board. The range of high and low closing bid prices by fiscal quarter was

2006	HIGH	LOW

1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

2005	HIGH	LOW

1st Quarter	.05	.02
2nd Quarter	.03	.02
3rd Quarter	.05	.02
4th Quarter	.09	.01

Due to the Company’s stock ticker symbol being changed from SENS to SNTX in late 1996, historical 1996 stock price is not available.

The bid quotations represent inter-dealer quotations and do not include retail markup, markdown or commissions, and may not represent actual transactions. On March 13, 2007 there were 199,847,764 Common Shares issued, 199,847,764 Common Shares outstanding and approximately 1,106 holders of record of the outstanding Common Shares. The Company has not paid a dividend since becoming a public company in November of 1980. The Company does not plan to pay cash dividends in the foreseeable future.

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

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company’s certified public accountants, Hausser + Taylor LLC, have included in their auditors’ report, which covers the Company’s financial statements for the years ended November 20, 2005 and November 30, 2006, a statement that the Company’s recurring losses from operations raised substantial doubt about the Company’s ability to continue as a going concern. For the period ended November 20, 2005 and for fiscal year 2006, the Company sustained losses of approximately $377,000 and $579,000, respectively. These losses have had a substantial adverse effect on the working capital of the Company.

In June of 2004, the Company restructured its $2,500.000 in bank financing. This financing has subsequently been taken over by CPS, which now holds much of the working capital debt that has been used in the business during 2006. As of November 30, 2006, there was an outstanding balance of $7,726,000 on the loans from CPS and Robert S. Kendall, its chairman. We believe these loans have been secured under terms no less favorable than we could have obtained pursuant to an arms-length transaction.

Net Tax Operating Loss Carryforwards

As of November 20, 2006 the Company has approximately $16,955,000 in net tax operating loss carryforwards which will expire at various dates through the year 2026 that are mainly attributable to losses incurred by Monitek. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $16,955,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS FROM OPERATIONS

Fiscal 2006 as Compared to Fiscal 2005

Regency Technologies, LLC is now classified as a “Discontinued Operation” (see below). Operations now consist of administrative overhead of the Company, partially offset by miscellaneous income.

Interest expense at increased significantly from $370,000 in 2005 to $503,000 in 2006 and was due to increases in the prime rate experienced during the year.

DISCONTINUED OPERATIONS

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

SUBSEQUENT EVENTS

Since the conclusion of Fiscal Year 2006, the Company has been working diligently to raise capital and do a strategic acquisition that will move us forward very quickly.

We have reached preliminary agreements with several entities and consequently signed a Memorandum of Understanding (MOU) with these organizations.

Our goal is to achieve final agreements under documentation that all parties can live with and bring them to a final conclusion.

We will attempt to keep you posted as we have through press releases and other communications.

New Accounting Standards - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and the recognition of changes in that funded status through other comprehensive income. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

 In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. Currently, the Company does not expect this guidance to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements

ITEM 7 FINANCIAL STATEMENTS

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name	Age	Position

Henrik Rubinstein	48	President and Director
Robert S. Kendall	68	Chairman, Treasurer and Director
William R. Sprow	68	Controller

HENRIK RUBINSTEIN has been the President since September 27, 2006. He shall maintain his position as a duly elected director of the Company until such time as his successor is duly qualified and elected. He has many years of experience as founder and managing director of Astro Datensysteme GmbH and acted from 1989 to 2006 as CEO of Astro Datensysteme AG. During this time, Astro AG developed its market position as a leading European biometrics security company. Mr Rubinstein is a visionary technologist with in-depth, first-hand experience in the development, management and marketing of innovative technology products. As an internationally recognized IT security specialist and with his thorough knowledge of the biometrics and IT security industy, Mr. Rubinstein holds presentations at international conferences and he is owner of a hight clearance level for military as well as high security engagements in Germany, NATO and the United States Government. He has created an impressive worldwide network of contacts with decision makers in industry and government.

ROBERT S. KENDALL has been the Chairman and Treasurer of the Company since March 1, 1996. He shall maintain his position as a duly elected director of the Company until such time as his successor is duly qualified and elected. He is also President and Chairman of CPS Capital, Limited, an investment company based in Cleveland. Until April 1996, he was also Chairman of the Board and founder of LDI Corporation, an asset leasing and technology services company which he, along with two others, founded in 1972. LDI was one of the largest independent lessors of technology and computer equipment in the United States. Mr. Kendall is also a general partner in NCP, Ltd., a real estate partnership actively engaged in investing, acquiring, financing and managing commercial, industrial and other properties. From 1969 to 1972, Mr. Kendall was branch manager at Victor Computer, a manufacturer and distributor of computer systems. From 1963 to 1969, he was a salesman, financial specialist and sales manager at Burroughs Corporation (now Unisys Corp.). Mr. Kendall graduated from Case Western Reserve University with a bachelor’s degree in psychology in 1960, and attended graduate school at John Carroll University.

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

There were three meetings of the Company’s Board of Directors during the fiscal year ended November 30, 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and beneficial owners of more than ten percent of our common shares to file reports with the Securities and Exchange Commission regarding their ownership and changes in their ownership of our common shares. To our knowledge, during 2006, our executive officers, directors and greater than ten percent shareholders complied with all Section 16(a) filing requirements on time.

ITEM 10 EXECUTIVE COMPENSATION

The following information is set forth with respect to the Company’s Chief Executive Officer. No other executive officer whose total compensation exceeded $100,000 for the fiscal year ended November 30, 2006.

	ANNUAL COMPENSATION
				OTHER ANNUAL
	YEAR	SALARIES	BONUS	COMPENSATION

Henrik Rubinstein	2006	-0-	-0-	-0-

Robert S. Kendall	2006	-0-	-0-	-0-
(Chairman and Treasurer)	2005	-0-	-0-	0-
	2004	-0-	-0-	-0-

Long-Term Compensation:

No long-term compensation was paid during the fiscal years ended November 30, 2006, 2005, or 2004 to any executive officer of the Company by way of restricted stock awards, options or stock appreciation rights, or other long-term incentive plans.

Stock Options:

The Company adopted the Sentex Sensing Technology, Inc. Stock Option Plan at a special meeting of its shareholders held on November 14, 1996. Under the Plan, the Company may grant different types of options covering up to 7,000,000 Common Shares to its existing and future directors, officers and employees. As of November 30, 2006, there were no Company stock options held by the directors or executive officers of the Company.

Compensation Pursuant to Plans:

The Company has no plans pursuant to which cash or non-cash equivalents were paid during the fiscal years ended November 30, 2006, 2005, or 2004.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	7.000.000
Equity compensation plans not approved by security holders	NA	NA	NA
Total	0	0	7,000,000

The following sets forth certain information regarding the beneficial ownership of the Common Shares as of February 19, 2007 by: (a) the Company’s Directors; (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding Common Shares; and (c) the Company’s executive officers and Directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all Common Shares set forth opposite their names.

NAME AND ADDRESS	AMOUNT AND NATURE
OF BENEFICIAL OWNER (1)	OF BENEFICIAL OWNER	PERCENTAGE

Henrik Rubinstein	69,082,924	34.6%

Robert S. Kendall (2)	48,029,814	24.0%

William R. Sprow	—	—

CPS Capital, Limited (3)	48,029,814	24.0%
1801 East Ninth Street
Cleveland, Ohio 44114

Balmoral Financial Services Company	15,000,000	7.5%
7118 Dublin Road
Dublin, OH 43017

Viewpoint Technology, Inc.	12,000,000	6.0%
7118 Dublin Road
Dublin, OH 43017

All Directors and Officers	117,112,738	58.6%

1)	The name and address of each individual is listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, Ohio 44114.
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

Working Capital Assistance:

During fiscal 1997 through fiscal 2001, CPS and Mr. Kendall provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. From May 1997 through November 2002, CPS provided the Company a series of temporary capital loans at a prime interest rate plus 100 basis points. The outstanding balance of such loans total $7,726,012, including accrued interest, as of November 30, 2006. From time to time, Mr. Kendall has also provided security to banks by permitting the banks to obtain a security interest in Mr. Kendall’s personal assets and/or providing guarantees so the Company could obtain financing from the Bank. Except for the interest to be received on the loans provided by CPS, neither Mr. Kendall nor CPS has received nor will receive any remuneration in connection with providing such working capital assistance to the Company unless the notes are converted into Common Shares at some future date. The Company believes the interest payable to CPS is and was on terms no less favorable than could be obtained pursuant to an arms-length transaction.

ITEM 13 EXHIBIT LISTS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3.1	Certificate of Incorporation, as amended (3)

3.2	First Amended and Restated Bylaws of the Company (6)

3.3	Certificate of Incorporation of Sentex Acquisition Corp. (4)

3.5	Certificate of Merger (Sentex Systems, Inc. into Sentex) (4)

3.6	Certificate of Incorporation of Sentex Systems, Inc. (5)

4.1	Specimen Certificate of Common Shares (3)

10.2	Consulting Agreement with Ms. Joanne Bianco, dated March 1, 1996 (2)

10.3	Sentex 1996 Long-Term Incentive Stock Option Plan (1)

21.1	List of Subsidiaries (6)

27.1	Financial Data Schedule

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 200

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

None.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate audit fees billed for professional services rendered by Hausser + Taylor LLC (the “Firm”) for auditing registrant’s annual financial statements included in the registrant’s 10-KSB and review of its internal financial statements included in the registrant’s 10-QSB’s were $35,000 in 2006 and $31,100 in 2005.

The Firm did not charge the Company any audit-related, tax or other fees for these years.

The Firm has a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leased auditing staff who are full time, permanent employees of RSM and through which its shareholders provide non-audit services. As a result of this arrangement, the Firm has no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered with its examination.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2007
SENTEX SENSING TECHNOLOGY, INC.

By:  /s/ Robert S. Kendall

Robert S. Kendall, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Henrik Rubinstein
Henrik Rubinstein	President	March 14, 2007

/s/ Robert S. Kendall
Robert S. Kendall	Chairman and Treasurer	March 14, 2007

/s/ William R. Sprow
William R. Sprow	Chief Financial Officer	March 14, 2007

/s/ William R. Sprow
William R. Sprow	Controller	March14, 2007

SENTEX SENSING TECHNOLOGY, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONTENTS

Page

AUDITORS' REPORT ON THE FINANCIAL STATEMENTS	F-2

FINANCIAL STATEMENTS
Consolidated balance sheet	F-3
Consolidated statements of operations	F-4
Consolidated statements of stockholders' equity (deficit)	F-5
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7 - F-15

Independent Auditors' Report

To the Board of Directors and Stockholders
Sentex Sensing Technology, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheet of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our Audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sentex Sensing Technology, Inc. and subsidiaries as of November 30, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2A to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. At November 30, 2006, current liabilities exceed current assets by $8,272,195. This and other matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Hausser + Taylor LLC

Cleveland, Ohio
March 14, 2007

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

November 30, 2006

ASSETS

OTHER ASSETS
Distribution agreement		$1,900,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable:
Related party	$7,726,012
Trade and other accounts payable ($441,671 to
related parties)	533,760
Convertible subordinated notes payable	12,423
Total current liabilities		$8,272,195

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 199,847,764 shares
Outstanding - 199,847,764 shares	4,767,579
Retained earnings (deficit)	(11,139,774)
Total stockholders' equity (deficit)		(6,372,195)
		$1,900,000

The accompanying notes are an integral part of these financial statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30, 2006 and 2005

	2006	2005
REVENUES
Sales	$-	$—
Interest and other income	21,245	159,175
Total revenues	21,245	159,175

COST AND EXPENSES
Selling, general and administrative	96,611	255,730
Total costs and expenses	96,611	255,730

LOSS FROM OPERATIONS	(75,366)	(96,555)

OTHER EXPENSE
Interest	503,243	369,819
Other expense	—	3,665
LOSS FROM CONTINUING OPERATIONS	(578,609)	(470,039)

NET LOSS ON DISPOSAL OF SUBSIDIARY	—	(14,414)
INCOME(LOSS) FROM DISCONTINUED OPERATIONS	—	107,817
NET LOSS	(578,609)	(376,636)

NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	120,875,556	103,764,911

The accompanying notes are an integral part of these financial statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended November 30, 2006 and 2005

						Total
			Retained			Stockholders'
	Common Stock		Earnings	Treasury Stock		Equity
	Shares	Amount	(Deficit)	Shares	Amount	(Deficit)

Balance – November 30, 2004	109,460,911	$2,867,579	$(9,915,061)	7,696,000	$(269,468)	$(7,316,950)

Issued shares	2,000,000
Net loss	—	—	(376,636)	—		(376,636)
Balance – November 30, 2005	111,460,911	2,867,579	(10,291,697)	7,696,000		(7,693,586)

Reissued treasury shares	7,696,000	165,000	(269,468)	(7,696,000)		165,000
Issued shares	80,690,853	1,735,000				1,735,000
Net loss			(578,609)			(578,609)
Balance - November 30, 2006	199,847,764	$4,767,579	$(11,139,774)	—	$—	$(6,372,195)

The accompanying notes are an integral part of these financial statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(578,609)	$(376,636)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on disposal of subsidiary	—	14,414
Forgiveness of inter-company debt	—	(232,500)
Depreciation and amortization	—	3,134
Noncash interest expense	503,243	369,819
Changes in assets and liabilities:
Accounts receivable	—	5,700
Inventory	—	7,219
Other assets	—	36,042
Accounts payable	(21,387)	78,692
Accrued liabilities	(35,372)	(508,585)
Total adjustments	446,484	(226,065)
Net cash used by operating activities	(132,125)	(602,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of leasehold improvements	—	(19,003)
Paid in Capital Interest	—	(34,248)
Net cash provided by financing activities	—	(53,251)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable - related party	132,057	697,999
Payments on note payable - related party	—	(54,851)
Net cash provided by financing activities	132,057	643,148

NET DECREASE IN CASH	(68)	(12,804)

CASH – BEGINNING OF YEAR	68	12,872

CASH – END OF YEAR	$—	$68

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—

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

Effective November 20, 2005 the Company transferred substantially all of the net assets of Regency Technologies Ltd. to two of the Regency management team members and others. (See Note 11.). The Company had been unsuccessful in its quest to raise growth capital that was necessary for further growth of Regency Technologies Ltd.

We therefore completed a smaller transaction whereby members of management and others invested their own capital under a purchase agreement with JJJ-RT, LLC which resulted in their acquiring control of Regency.

The Company will ultimately retain a 20% minority interest in JJJ-RT, LLC.

This business has been accounted for as a discontinued operation in the consolidated statements of operations for the period ended November 30, 2005.

Financial information relating to the operations of Regency Technologies Ltd. follows:

BALANCE SHEET DATA	2006

Current assets	$721,074
Fixed Assets (Net)	428,204
Other assets	990
Total Assets	$1,150,268

Current Liabilities	260,327
Partners’ Equity	889,941
Total liabilities and partners’ equity	$1,150,268

INCOME STATEMENT	Years Ended November 30,
	2006	2005
REVENUES
Net sales	$5,714,448	$2,996,278

COST AND EXPENSES
Cost of sales	3,960,951	1,705,855
Selling and general	1,759,250	1,376,403
Total cost and expenses	5,720,201	3,082,258

Other income	35,268	193,797
NET INCOME	$29,515	$107,817

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

A.
Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has in the past and continues to sustain substantial net and operating losses. The Company continues to be dependant on the funding resources of one of it substantial shareholders. At November 30, 2006 current liabilities exceed current assets by $8,272,195 Additionally, at November 30, 2006, the Company has no operations. These and other matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company's ability to continue in existence is primarily dependent upon its planned ability to arrange adequate financing and to attain profitable operating activities to sustain required cash flows.

B.
Distribution Agreement - The value of the agreement is based upon the fair value of the shares exchanged for the exclusive rights to sell, distribute or manufacture certain biometric products worldwide. This asset will be amortized over a period of ten years and will be subject to impairment of value in future periods.

C.
Receivable and Credit Policies - Through November 20, 2005 accounts receivable were uncollateralized customer obligations due with various trade terms from the invoice date and were stated at the amount billed to the customer. Payments of accounts receivable were applied to the specific invoices identified on the customer's remittance advice. The carrying amount of accounts receivable was reported net of the allowance for doubtful accounts reserve, which reflects management's best estimate of the amount that would not be collected.

D.	Revenue Recognition - Through November 20, 2005 the Company records revenue as customers were billed for consulting services.

E.
Concentration of Credit and Risk Factors - Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. Also see Notes 2.B., 2.G., and 11.

F.
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

G.
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

H.
Fair Value of Certain Financial Instruments - The fair values of cash, accounts payable, and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments.

I.	Loss Per Share - Loss per share is calculated using the weighted average number of shares outstanding. Potentially dilutive securities are insignificant.

J.
New Accounting Standards - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and the recognition of changes in that funded status through other comprehensive income. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity’s own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. Currently, the Company does not expect this guidance to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or lower of cost or market. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements

K.	Certain amounts in the financial statements for the year ended November 30, 2006 have been reclassified to conform with current year presentation.

Note 3. Investment in Regency Technologies, Ltd.

Due to a change in control, the Company now accounts for its investment in JJJ-RT, LLC on the equity method. However, losses and distributions have exceeeded the Company’s investment in JJJ-RT, LLC. Accordingly, the Company has reflected such investments at zero. The Company’s share of future losses in this investment will be suspended for book purposes. Furthermore the Company’s share in future income will not be recognized until the aggregate of such income equals the aggregate of their suspended losses.

The net loss on disposal of subsidiary (Regency Technologies, Ltd.) is the result of recognizing the net investment deficit in Regency as of November 20, 2005 as income to bring the value of the investment to zero and decreasing that gain by the forgiveness of inter-company debt as stated in the Contribution and Investment Agreement. (See note 11.)

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain summarized financial information of JJJ-RT, LLC, the Company’s only investment, based upon the applicable financial statements, adjusted for accounting principles generally accepted in the United States of America.

Deficit equity in Regency Technologies, Ltd.	$218,086

Inter-company debt forgiveness	(232,500)

Net loss on disposal of subsidiary	$(14,414)

Note 4. Notes Payable - Bank and Other Borrowing Arrangements

During the years ended November 30, 2006 and 2005, the Company's principal stockholder (CPS Capital, Ltd.) and the Company's Chairman provided the Company assistance in connection with funding its working capital needs in the form of loans and security for bank loans. As of November 30, 2006, the Company had notes payable of $7,726,012 including accrued interest of approximately $1,832,000 (bearing interest at 1% over the prime rate) to its principal stockholder in connection with such unsecured loans.

Interest expense for the years ended November 30, 2006 and 2005 amounted to $503,243 and $369,819, respectively.

Note 5. Convertible Subordinated Notes Payable

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

Note 6.  Stock Incentive Plan

The Company has a long-term incentive plan ("Incentive Plan") to provide current and future directors, officers and employees incentives to stimulate their active interest in the development and financial success of the Company. The Incentive Plan provides for the granting of "incentive stock options," under Section 422 of the Internal Revenue Code of 1986, as amended, or other stock options, stock appreciation rights, restricted, or nonrestricted stock awards to purchase not more than 7,000,000 shares of common stock as determined by the Company's Incentive Plan Committee (the "Committee"). The option prices per share of common stock, which are the subject of incentive stock options and other stock options under the Incentive Plan, shall not be less than 100% of the fair market value of the Company's shares of common stock on the date such option is granted. The Committee shall determine when each option is to expire but no option shall be exercisable for a period of more than 10 years from the date upon which the option is granted. Generally, options granted under the Incentive Plan vest or terminate upon the employee leaving the Company and are subject to automatic acceleration of any vesting requirements given certain changes in control of the Company. No options were outstanding to purchase the Company's stock during the years ended November 30, 2006 and 2005.

Stock appreciation rights may be awarded by the Committee at the time or subsequent to the time of the granting of options. Stock appreciation rights awarded shall provide that the option holder shall have the right to receive an amount equal to 100% of the excess, if any, of the fair market value of the shares of common stock covered by the option over the option price. Such amount shall be payable, as determined by the Committee, in one or more of the following manners: (a) cash; (b) fully-paid shares of common stock having a fair market value equal to such amount; or (c) a combination of cash and shares of common stock. As of November 30, 2006, the Company has not granted any appreciation rights under the Incentive Plan.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Profit-Sharing Plan

The Company has a profit-sharing plan and a 401(k) retirement plan for the benefit of eligible employees. Contributions under the plans are determined at the discretion of the Board of Directors and are credited to employees based upon a percentage of eligible salaries. The Company elected to suspend all contributions for the years ended November 30, 2006 and 2005.

Note 8. Income Taxes

As referred to in Note 2, the Company utilizes SFAS 109, "Accounting for Income Taxes." A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended November 30:

	2006	2005
Expected federal income tax benefit at
the statutory rate	(34.0)%	(34.0)%
Increase in taxes resulting from:
Effect of operating loss for which no tax
carrybacks are available	(34.0)	34.0
	—%	—%
The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended November 30:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$3,634,600	$3,437,700
Other	—	—
Total gross deferred tax assets	3,634,600	3,437,700
Less valuation allowance	3,634,600	3,437,700
Net deferred tax assets	$—	$—

The deferred tax assets do not include deferred tax assets related to purchased net operating loss carryforwards that are subject to usage limitations (see below).

The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended November 30, 2006 and 2005, the Company recorded increases of $196,900 and $202,300, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At November 30, 2006, the Company had approximately $16,955,000 of net operating loss carryforwards available to offset future federal taxable income. The federal non-limited net operating loss carryforwards expire at various dates from 2014 through 2026. Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss includes approximately $6,265,000 of loss carryforwards that may be subject to limitations as a result of these provisions.

Note 9. Related Party Transactions

The Company has a management agreement with an affiliate and significant stockholder, CPS Capital, Ltd., to perform management and executive services. Based on limited operations, the Company and CPS agreed to reduce the management fee until the Company expands its operations. As of November 30, 2006, the balance due for unpaid management fees was $441,671.

Note 10. Distribution Agreement

On September 27, 2006 the Company issued 96,082,924 shares of common stock in exchange for an exclusive distribution agreement with SecITV. SecITV manufactures and distributes products in the biometric and security arena based on fingerprint identification, face recognition and voice recognition technology. The average value of the stock was determined to be approximately $ .02 per share as of the date of the transaction. This value is based on the limited trading activity of the common stock on the open market.

Note 11. Other

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