Form 10KSB/A
period 2006-11-30
SENTEX SENSING TECHNOLOGY INC
filed 2007-03-16
CIK 729599

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

NAME AND ADDRESS	AMOUNT AND NATURE
OF BENEFICIAL OWNER (1)	OF BENEFICIAL OWNER	PERCENTAGE

1st Management Finance, Inc. P. O. Box 71, Road Town Tortola, British Virgin Islands	69,082,924	34.6%

Robert S. Kendall (2)	48,029,814	24.0%

William R. Sprow	—	—

CPS Capital, Limited (3)	48,029,814	24.0%
1801 East Ninth Street
Cleveland, Ohio 44114

Balmoral Financial Services Company	15,000,000	7.5%
7118 Dublin Road
Dublin, OH 43017

Viewpoint Technology, Inc.	12,000,000	6.0%
7118 Dublin Road
Dublin, OH 43017

All Directors and Officers	117,112,738	58.6%

1)	The name and address of each individual is listed in the table, except where otherwise indicated, is c/o Sentex Sensing Technology, Inc., 1801 East Ninth Street, Cleveland, Ohio 44114.
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