Form 10QSB
period 2007-02-28
SENTEX SENSING TECHNOLOGY INC
filed 2007-04-19
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending February 28, 2007

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
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes_  No X

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of February 28, 2007 is 199,847,764.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2006 AND FEBRUARY 28, 2007

	November 30,	February 28,
	2006	2007
	(Audited)	(Unaudited)
ASSETS

OTHER ASSETS
Distribution agreement	1,900,000	1,900,000

TOTAL ASSETS	$1,900,000	$1,900,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable:
Related party	$7,726,012	$7,857,277
Trade and other accounts payable ($441,671 and
$441,671 to related parties)	533,760	507,257
Accrued liabilities	-
Consulting contracts payable	-
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	8,272,195	8,376,956

STOCKHOLERS' EQUITY
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 199,847,764 shares
Outstanding - 199,847,764 shares	4,767,579	4,767,579
Accumulated deficit	(11,139,774)	(11,244,535)

TOTAL STOCKHOLDERS' EQUITY	(6,372,195)	(6,476,956)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,900,000	$1,900,000

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2007 (UNAUDITED)

	Three Months Ended
	Feb 28,	Feb 28,
	2006	2007

REVENUES
Sales	$-	$-
Interest and other income	5,246	-
Total Revenues	5,246	-

COST OF GOODS SOLD	-	-

GROSS PROFIT	5,246	-

OPERATING EXPENSES
Administration	26,777	6,480

Total expenses	26,777	6,480

LOSS FROM OPERATIONS	(21,531)	(6,480)

OTHER EXPENSE
Interest Expense	110,752	98,281

NET LOSS	(132,283)	(104,762)

NET PROFIT(LOSS) PER SHARE (BASIC AND
DILUTED)	$(0.00)	$(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	103,764,911	199,847,764

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS
ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2007 (UNAUDITED)

	Three Months Ended
	Feb 28,	Feb 28,
	2006	2007

OPERATING ACTIVITIES:
Net loss	$(132,283)	$(104,762)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	-	-
Noncash interest expense	110,752	98,281
Accounts receivable	-	-
Inventories	-	-
Other assets	-	-
Accounts payable	(18,818)	(26,503)
Accrued liabilities	-	-

Total Adjustments	91,934	71,778

Net cash used by operating activities	(40,349)	(32,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable - related party	40,281	32,984
Payments on note payable - related party	-	-

Net cash provided by financing activities	40,281	32,984

NET INCREASE (DECREASE) IN CASH	(68)	-

CASH - BEGINNING OF PERIOD	68	-

CASH - END OF PERIOD	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$-	$-

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at February 28, 2007 and the results of operations and cash flows for the three months ended February 28, 2006 and February 28, 2007.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006 (Commission File No. 2-13328).

(2) The results of operations for the three months ended February 28, 2006 and February 28, 2007 are not necessarily indicative of the results to be expected for the full year.

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Working Capital and Liquidity

During the last several fiscal years, the Company has incurred losses from operations. In addition, the Company’s certified public accountants, Hausser +  Taylor LLC, have included in their auditors’ report, which covers the Company’s financial statements for the years ended November 30, 2005 and November 30, 2006, a statement that the Company’s recurring losses from operations raised substantial doubt about the Company’s ability to continue as a going concern. For the period ended November 20, 2005 and Fiscal Year 2006, the Company sustained losses of approximately $377,000 and $579,000, respectively. These losses have had a substantial adverse effect on the working capital of the Company.

Net Tax Operating Loss Carryforwards

As of February 28, 2007 the Company has approximately $17,060,000 in net tax operating loss carryforwards which will expire at various dates through the year 2027. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $17,060,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The following table sets forth certain summarized financial information of JJJ-RT, LLC, the Company’s only investment, based upon the applicable financial statements, adjusted for accounting principles generally accepted in the United States of America. This information is for the eight months ended February 28, 2007 and has not been audited or reviewed.

BALANCE SHEET DATA	2006
Current assets	$582,223
Leasehold improvements	15,439
Computer and office equipment	141,523
Goodwill/client lists	294,786
Other assets	426

Total assets	1,034,397

Current liabilities	61,434

Other liabilities	1,063

Partners’ equity	971,900

Total liabilities and partners’ equity	$1,034,397

STATEMENT OF INCOME DATA

Revenues	$780,716
Net income(loss)	$64,736

SUBSEQUENT EVENT

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: April 20, 2007	SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Henrik Rubinstein
Henrik Rubinstein, President

/s/ Robert S. Kendall
Robert S. Kendall, Chairman and Treasurer

/s/ William R. Sprow
William R. Sprow, Chief Financial Officer

/s/ William R. Sprow
William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1302 Certification of Chief Executive Officer

Exhibit 31.2 302 Certification of Chief Financial Officer

Exhibit 32.1 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b)	One report on Form 8-K was filed with the Commission during the small business issuer’s third quarter of Fiscal Year 2006.