Form 10QSB
period 2007-05-31
SENTEX SENSING TECHNOLOGY INC
filed 2007-07-20
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending May 31, 2007

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
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes__   No X

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of May 31, 2007 is 199,847,764.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2006 AND MAY 31, 2007

	November 30,	May 31,
	2006	2007
	(Audited)	(Unaudited)
ASSETS

OTHER ASSETS
Distribution Agreement	1,900,000	1,900,000

TOTAL ASSETS	$1,900,000	$1,900,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable:
Related party	$7,726,012	$8,010,706
Trade and other accounts payable ($441,671 and
$441,671 to related parties)	533,760	514,291
Accrued liabilities	-	265
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	8,272,195	8,537,685

STOCKHOLDERS' EQUITY
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 199,847,764 shares
Outstanding - 199,847,764 shares	4,767,579	4,767,579
Accumulated deficit	(11,139,774)	(11,405,264)

TOTAL STOCKHOLDERS' EQUITY	(6,372,195)	(6,637,685)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,900,000	$1,900,000

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
ENDED MAY 31, 2006 AND MAY 31, 2007 (UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2007	2006	2007

REVENUES
Interest and other income	-	-	5,246	-
Total Revenues	-	-	5,246	-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	5,246	-

OPERATING EXPENSES
Administration	26,796	28,410	53,573	34,890

Total expenses	26,796	28,410	53,573	34,890

PROFIT(LOSS) FROM OPERATIONS	(26,796)	(28,410)	(48,327)	(34,890)

OTHER EXPENSE
Interest Expense	121,124	132,320	231,876	230,601

NET LOSS	(147,920)	(160,730)	(280,203)	(265,491)

NET LOSS PER SHARE (BASIC AND
DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	103,764,911	199,847,764	103,764,911	199,847,764

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE SIX MONTHS
ENDED MAY 31, 2006 AND MAY 31, 2007 (UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2006	2007

OPERATING ACTIVITIES:
Net loss	$(280,203)	$(265,491)
Adjustment to reconcile net loss to net
cash used by operating activities:	-	-
Depreciation and amortization	-	-
Noncash interest expense	231,876	230,601
Accounts receivable	-	-
Inventories	-	-
Accounts payable	(47,101)	(19,469)
Accrued liabilities	-	265

Total Adjustments	184,775	211,397

Net cash used by operating activities	(95,428)	(54,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable - related party	95,360	54,094
Payments on note payable - related party	-	-

Net cash provided by financing activities	95,360	54,094

NET INCREASE (DECREASE) IN CASH	(68)	-

CASH - BEGINNING OF PERIOD	68	-

CASH - END OF PERIOD	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$-	$-

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at May 31, 2007 and the results of operations and cash flows for the six months ended May 31, 2006 and May 31, 2007.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006 (Commission File No. 2-13328).

(2) The results of operations for the six months ended May 31, 2006 and May 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Net Tax Operating Loss Carryforwards

As of May 31, 2007 the Company has approximately $17,221,000 in net tax operating loss carryforwards which will expire at various dates through the year 2027. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $17,221,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The following table sets forth certain summarized financial information of JJJ-RT, LLC, the Company’s only investment, based upon the applicable financial statements, adjusted for accounting principles generally accepted in the United States of America. This information is for the five months ended May 31, 2007 and has not been audited or reviewed.

BALANCE SHEET DATA
Current assets	$405,076
Leasehold improvements	15,055
Computer and office equipment	144,246
Goodwill/client lists	290,786
Other assets	426

Total assets	855,589

Current liabilities	89,590

Partners’ equity	765,999

Total liabilities and partners’ equity	$855,589

STATEMENT OF INCOME DATA

Revenues	$2,067,818

Net income(loss)	$(250,646)

SUBSEQUENT EVENT

Since our last quarterly report, the Company has been offered the capital that has been so badly needed to move forward.

The capital being offered is subject to terms and conditions that the Company must still negotiate to a final agreement between itself and the capital source. Our goal is to complete this transaction successfully in the immediate period ahead.

We can then move forward with our game plan.

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

Date: July 20, 2007	SENTEX SENSING TECHNOLOGY, INC.

	By:	/s/ Henrik Rubinstein
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