Form 10QSB
period 2007-08-31
SENTEX SENSING TECHNOLOGY INC
filed 2007-10-15
CIK 729599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-13328
For the quarterly period ending August 31, 2007

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
Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

Number of shares of Common Shares (No Par Value) of SENTEX SENSING TECHNOLOGY, Inc., issued and outstanding as of August 31, 2007 is 199,847,764.

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2006 AND AUGUST 31, 2007

	November 30,	August 31,
	2006	2007
	(Audited)	(Unaudited)
ASSETS

OTHER ASSETS
Distribution Agreement	1,900,000	-

TOTAL ASSETS	$1,900,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable:
Related party	$7,726,012	$8,144,217
Trade and other accounts payable ($441,671 and
$441,671 to related parties)	533,760	538,470
Accrued liabilities	-	265
Convertible subordinated notes payable	12,423	12,423

TOTAL CURRENT LIABILITIES	8,272,195	8,695,375

STOCKHOLDERS' EQUITY
Common stock, no par value
Authorized - 200,000,000 shares
Issued - 199,847,764 shares
Outstanding - 199,847,764 shares	4,767,579	4,767,579
Accumulated deficit	(11,139,774)	(13,462,954)

TOTAL STOCKHOLDERS' EQUITY	(6,372,195)	(8,695,375)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,900,000	$-

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
ENDED AUGUST 31, 2006 AND AUGUST 31, 2007 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2007	2006	2007

REVENUES
Interest and other income	-	-	5,246	-
Total Revenues	-	-	5,246	-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	5,246	-

OPERATING EXPENSES
Administration	33,057	25,293	86,630	60,183

Total expenses	33,057	25,293	86,630	60,183

PROFIT(LOSS) FROM OPERATIONS	(33,057)	(25,293)	(81,384)	(60,183)

OTHER EXPENSE
Impairment of contract value	-	1,900,000	-	1,900,000
Interest Expense	128,067	132,397	359,943	362,998

NET LOSS	(161,124)	(2,057,690)	(441,327)	(2,323,181)

NET LOSS PER SHARE (BASIC AND
DILUTED)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED NUMBER OF SHARES OUTSTANDING	103,764,911	199,847,764	103,764,911	199,847,764

See Notes to Consolidated Financial Statements

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS
ENDED AUGUST 31, 2006 AND AUGUST 31, 2007 (UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2006	2007

OPERATING ACTIVITIES:
Net loss	$(441,327)	$(2,323,181)
Adjustment to reconcile net loss to net
cash used by operating activities:
Impairment of Contract Value	-	1,900,000
Depreciation and amortization	-	-
Noncash interest expense	359,943	362,998
Accounts receivable	-	-
Inventories	-	-
Accounts payable	(47,840)	4,710
Accrued liabilities	-	265

Total Adjustments	312,103	2,267,973

Net cash used by operating activities	(129,224)	(55,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on notes and accounts payable - related party	130,256	55,208
Payments on note payable - related party	(1,100)	-

Net cash provided by financing activities	129,156	55,208

NET INCREASE (DECREASE) IN CASH	(68)	-

CASH - BEGINNING OF PERIOD	68	-

CASH - END OF PERIOD	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the quarter for:
Interest	$-	$-

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals and repayments) necessary to present fairly the financial position at August 31, 2007 and the results of operations and cash flows for the nine months ended August 31, 2006 and August 31, 2007.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006 (Commission File No. 2-13328).

(2) The results of operations for the nine months ended August 31, 2006 and August 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Net Tax Operating Loss Carryforwards

As of August 31, 2007 the Company has approximately $17,378,000 in net tax operating loss carryforwards which will expire at various dates through the year 2027. Federal tax law imposes restrictions on the use of net operating loss carryforwards in the event of a change in ownership, such as a merger. Due to the merger with Monitek, approximately $6,265,000 of the $17,378,000 net operating losses may be subject to these limitations and potentially may not be able to provide any economic benefit to the Company.

RESULTS OF OPERATIONS

On November 20, 2005, JJJ-RT, LLC assumed the operations of the former Regency Technologies, Ltd.

The Company currently has no active operation. Expenses shown on the Consolidated Statement of Operations include corporate administrative overhead only.

Investment in Regency Technologies, Ltd.:

Due to a change in control, the Company now accounts for its investment in Regency Technologies, Ltd. on the equity method. However, losses and distributions have exceeeded the Company’s investment in Regency Technologies, Ltd. Accordingly, the Company has reflected such investments at zero. The Company’s share of future losses in this investment will be suspended for book purposes. Furthermore the Company’s share in future income will not be recognized until the aggregate of such income equals the aggregate of their suspended losses.

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

SENTEX SENSING TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The following table sets forth certain summarized financial information of Regency Technologies, Ltd., the Company’s only investment, based upon the applicable financial statements, adjusted for accounting principles generally accepted in the United States of America. This information is for the five months ended August 31, 2007 and has not been audited or reviewed.

BALANCE SHEET DATA
Current assets	$869,846
Long Term Assets	436,897

Total Assets	1,306,743

Current liabilities	272,642

Partners’ equity	1,034,101

Total liabilities and partners’ equity	$1,306,743

STATEMENT OF INCOME DATA

Revenues	$4,531,791

Net income(loss)	$17,455

SUBSEQUENT EVENTS

We are still in the midst of the capital raising process. We will keep you posted on events as they unfold.

We have moved forward with the non-cash ICOM acquisition after traveling to their headquarters at Maidstone, Kent in the UK for due diligence. The finalization of the deal is subject to completion of their financial audit. This should happen very shortly and will provide Sentex with a revenue base in excess of $8,000,000 for 2008.

We have additional add-on business opportunities in the UK as a result of the ICOM acquisition. However securing the capital is essential for the completion of a significant amount of the add-on business.

Sentex’s President, Henrik Rubinstein will be leaving the Company to pursue other interests. In conjunction with this, we have written off the $1,900,000 Distribution Agreement value as an impairment of contract value.

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

Date: October 15, 2007
SENTEX SENSING TECHNOLOGY, INC.

By: /s/ Henrik Rubinstein
Henrik Rubinstein, President

/s/ Robert S. Kendall
Robert S. Kendall, Chairman and Treasurer

/s/ William R. Sprow
William R. Sprow, Chief Financial Officer

/s/ William R. Sprow
William R. Sprow, Controller

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31.1	302 Certification of Chief Executive Officer

Exhibit 31.2	302 Certification of Chief Financial Officer

Exhibit 32.1	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

Exhibit32.2	Certification Pursuant To 18 U. S. C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b)	One report on Form 8-K was filed with the Commission during the small business issuer’s third quarter of Fiscal Year 2006.